Form 10-K
period 1996-03-31
GLOBAL VILLAGE COMMUNICATION INC
filed 1996-07-01
CIK 875983

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                        COMMISSION FILE NUMBER 000-23260

                            ------------------------

                       GLOBAL VILLAGE COMMUNICATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    STATE OF INCORPORATION: DELAWARE    IRS IDENTIFICATION NUMBER: 94-3095680

                            1144 EAST ARQUES AVENUE
                            SUNNYVALE, CA 94086-4602
                                 (408) 523-1000
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the National Association of Securities Dealers, Inc. Automated Quotation (Nasdaq) National Market was $148,135,971 of May 31, 1996.(1)

     The number of shares of Common Stock outstanding as of May 31, 1996 was 16,796,178.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1996 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV.

     Portions of the definitive Proxy Statement dated on or about June 26, 1996 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held July 31, 1996 are incorporated by reference into Part III.
- ---------------
(1) Excludes 1,795,067 shares of Common Stock held by directors, officers and affiliates as of May 31, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 1996. This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements as a result of risks identified and the other cautionary disclosures set forth below and elsewhere in this report.

     Global Village Communication, Inc. ("Global Village" or the "Company") is a leader in the design, development and marketing of easy-to-use integrated communications products for personal computers with Windows, Macintosh, OS/2 and DOS operating systems. The Company's products enable mobile, home office and networked computer users in small- to medium-sized organizations to communicate efficiently with colleagues, customers and suppliers. Global Village was founded in June 1989 and is incorporated in Delaware.

     The Company which was founded in 1989, has in the past experienced and in the future may experience significant fluctuations in annual and quarterly operating results that may be caused by many factors including, among others, the introduction or enhancement of products by Apple Computer, Inc. ("Apple"), IBM-compatible personal computer (PC) manufacturers, the Company or its competitors; the sales rates of Apple Macintosh personal computers and PCs; the size and timing of individual orders; market price reductions; difficulties and delays in connection with the integration of the operations of KNX Limited ("Global Village Communication (U.K.), Ltd.," or "Global Village U.K.") into the Company, market acceptance of new products and technology; seasonality of revenues; customer order deferrals and accelerations in anticipation of new products; changes in the Company's operating expenses; performance of the Company's distributors and suppliers; mix of products sold; quality control of the Company's products; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indication of future performance. Moreover, the industry in which the Company competes generally is subject to short product life cycles. In this regard, the Company traditionally has experienced a reduction in the average selling prices of its products as the time from product introduction elapses. The Company recently has instituted significant price reductions with respect to substantially all of its products and expects that competitive pressures will continue to necessitate price reductions. This is illustrated by the decline in the suggested retail price of the Company's PowerPort Platinum product from $399 to $240 during the period from its introduction in March 1995 through March 1996. In particular, the Company expects the trend of reduced average selling prices for its products for the Apple Macintosh family of personal computers to continue during fiscal 1997. There can be no assurance that the trend of reduced average selling prices will not accelerate during fiscal 1997. The Company therefore expects that revenues and/or gross margins from its products for the Apple Macintosh family could remain flat or decrease in future periods, which would have a material adverse effect on the Company's business and results of operations unless the Company can generate sufficient revenues from its Communication Software products and other products to compensate for any shortfall in revenues from its Apple products. However, there can be no assurance that revenues for the Apple Macintosh family will not decline in future periods. Any price reduction or decrease in sales volume could have a material adverse effect on the Company's results of operations.

     In May 1996, the Company announced that its current quarter is being adversely impacted by Apple Computer's recently announced repair program for Macintosh PowerBook 5300 and 190 models. The Company expects that Apple's actions will result in a significant revenue decline from the prior quarter and in a loss for the quarter ending June 30, 1996. The Company's products being primarily impacted by Apple's repair program are the PowerPort PC cards which produced $16 million in revenue in the last quarter ended March 31, 1996, and are expected to produce minimal revenue in the current quarter.

     In fiscal 1996 the Company operated four major divisions: the Communications Systems Division, the Communications Software Division, the ISDN Division, and the Global Center Internet Services Division.

For the Apple Macintosh, the Company's products are characterized by a highly integrated, proprietary software and hardware design which makes computer communications easy for the average user. For Windows, OS/2 and DOS operating systems, the Company provides integrated communication software to original equipment manufacturers (OEMs) such as IBM and Packard Bell, and through other distribution channels to end users. For high-performance PC and LAN systems in small offices or branch offices of larger organizations, the Company provides ISDN cards supporting PPP and Multi-link PPP and integration of ISDN/analog telephone systems. The Company also provides small and medium-sized businesses with a plug-and-play Internet solution.

     To date, a substantial majority of the Company's revenue has been attributable to sales of its TelePort, PowerPort and OneWorld product lines (all of which are designed around the Apple Macintosh family of computers), and the Company expects that sales of these products will account for a majority of its revenue for the foreseeable future. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its TelePort, PowerPort and OneWorld products as well as the Company's ability to generate increased sales of Windows-based, ISDN or other products. Though the Company continually seeks to further enhance its product offerings and to develop new products, there can be no assurance that these development efforts will result in enhanced or new products being introduced on a timely basis, or that any such product enhancements or new products will achieve market acceptance. In addition, the announcement by the Company of new products with the potential to replace current products may cause customers to defer purchasing the Company's current products which could have a material adverse effect on the Company's results of operations. While the Company writes off inventory that it considers to be excessive or obsolete, there can be no assurance that the Company's recorded allowances for such write-offs and returns will be adequate, and a material increase in such write-offs and returns over historical rates would have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its current products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

  Communications Systems Division

     The Company's Communications Systems Division designs modems, telecommunications servers, and proprietary communications software for two distinct segments of the communications marketplace: individual users and network users. The Company's individual products include TelePort modems for desktop Macintosh computer users and PowerPort modems for PowerBook notebook computer users. The Company's line of network products, OneWorld telecommunication servers, offers shared fax, modem, and remote network access capabilities for an office network. The Company's GlobalFax communications software provides a consistent, user-friendly interface across Communications Systems Division's product lines and provides Macintosh users with an intuitive tool for managing their computer fax communications.

  Communications Software Division

     The Company's Communication Software Division develops communications software for individual computer users and networks of users. The Company produces FocalPoint integrated communication software for users of personal computers running the Windows 3.1 or Windows 95 operating systems. FocalPoint incorporates fax, voice, data, e-mail, and Internet capabilities into one easy-to-use application. The Communication Software Division also produces FaxWorks Pro products for individual users and the FaxWorks Pro LAN line of fax server software products for use in Windows, Windows NT, and OS/2 network environments.

  ISDN Division

     This year, the Company acquired KNX Limited, a leading U.K.-based provider of ISDN remote access products. The resulting new ISDN Division brings advanced ISDN, branch-office routing, and Windows networking technologies to meet the needs of rapidly growing markets worldwide. The ISDN Division develops ISDN cards that support PPP and Multi-link PPP and integrate with ISDN/analog telephone systems for small offices or branch offices of larger organizations.

  GlobalCenter Internet Services Division

     The Company's GlobalCenter Internet Services Division delivers worldwide e-mail and full Internet access to small and medium-sized organizations via the plug-and-play GlobalCenter Internet service. Just after the fiscal year-end, the Company made the Internet Services Division a standalone subsidiary called GlobalCenter, Inc. to better focus on the significant opportunities that the Internet represents. At the same time, the Company announced that UUNET Technologies, Inc., an Internet service provider, has taken a 19.9-percent equity interest in the new business.

     In addition, the Company expects that GlobalCenter, Inc. will complete an additional financing which, if completed, will likely reduce the Company's ownership interest in GlobalCenter, Inc. below 50 percent (which will likely be reduced further do to planned grants of stock options to GlobalCenter employees). There can be no assurance that GlobalCenter will be able to close the contemplated financing or any other financing. The preceding sentences contain forward-looking statements and the actual results could differ materially from those anticipated in the forward-looking statement as a result of risks such as the parties failure to reach agreement with respect to the proposed investment, announcements by GlobalCenter's competitors or adverse changes in the Internet services business.

TECHNOLOGY AND PRODUCTS -- COMMUNICATIONS SYSTEMS DIVISION

  TelePort and PowerPort Fax/Modems

     The Company has continued to release new additions to its TelePort and PowerPort modem product lines, which utilize Global Village's award-winning GlobalFax software. In fiscal 1996, the Company introduced its first PowerPort PC cards. The PowerPort Platinum Pro, PowerPort Platinum, and PowerPort Gold PC cards all provide easy-to-use communication capabilities for users of Macintosh PowerBook 5300 and 190 notebook computers. The Platinum and Platinum Pro cards feature a 28,800-bps fax/modem, and the Platinum Pro offers simultaneous Ethernet networking and modem capabilities for simple connectivity in or out of the office.

     The Company also offers 28,800-bps "Platinum" versions of its TelePort desktop modem line and PowerPort internal modem line. Both the TelePort Platinum and PowerPort Platinum for the PowerBook 1XX series of notebook computers feature incoming call discrimination and other performance enhancements, as well as GlobalFax 2.5 software. Targeted towards users who require instant electronic communication, the Platinum products provide a solution for connecting to on-line services and the Internet, accessing bulletin board services and using Apple Remote Access (ARA).

     The following table shows the major products in the Company's TelePort and PowerPort product lines:

        INTEGRATED COMMUNICATIONS SYSTEMS FOR INDIVIDUAL MACINTOSH USERS

TELEPORT EXTERNAL FAX/MODEMS FOR DESKTOP MACINTOSH COMPUTERS

TelePort Platinum
(28,800 bps data, 14,400 bps send/receive-fax modem)

TelePort Gold II
(14,400 bps data and send/receive-fax modem)

POWERPORT INTERNAL FAX/MODEMS FOR POWERBOOK NOTEBOOK COMPUTERS

PowerPort Platinum Pro PC Card
(28,800 bps data, 14,400 bps send/receive fax modem, 10Base-T ethernet connector)

PowerPort Platinum PC Card
(28,800 bps data, 14,400 bps send/receive fax modem)

PowerPort Platinum
(28,800 bps data, 14,400 bps send/receive fax modem)

PowerPort Mercury
(19,200 bps data, 14,400 send/receive fax modems)

PowerPort Gold PC Card
(14,400 bps data, 14,400 bps send/receive fax modem)

  OneWorld Telecommunication Servers

     The Company's line of network-based Macintosh servers provides complete, easy-to-use communication solutions for workgroups. The OneWorld Combo server provides fax, remote access, and network modem capabilities, giving each user on a Macintosh network the ability to send faxes and dial out to on-line services or bulletin board systems without the need for individual modems and phone lines. OneWorld Combo is also a complete Apple Remote Access 1.0/2.0 server that allows offsite Macintosh users to connect to their company network from virtually any location. OneWorld Fax includes both fax and network modem capabilities, and OneWorld Network Modem provides network modem capabilities. All servers can be upgraded to add additional capabilities.

     These network server products offer shared facilities for a workgroup and eliminate the need to install dedicated telephone lines for each individual workstation in the office. In addition, the products can be administered from any network-connected computer, including wide-area network sites and remote computers, and allow an administrator to update the operating programs stored in flash memory from anywhere on the network. The products accommodate the Company's PowerPort modems so that the entire server fits within a single enclosure and requires only a single power source.

     The following table shows the major products in the Company's line of OneWorld Telecommunication Servers:

           INTEGRATED COMMUNICATIONS SYSTEMS FOR MACINTOSH WORKGROUPS

ONEWORLD TELECOMMUNICATION SERVERS

OneWorld Combo
(network modem, fax, and ARA 1.0/2.0 server for Ethernet and LocalTalk networks)

OneWorld Fax
(network fax and modem server for Ethernet and LocalTalk networks)

OneWorld Network Modem
(network modem server for Ethernet and LocalTalk networks)

TECHNOLOGY AND PRODUCTS -- COMMUNICATIONS SOFTWARE DIVISION

  FocalPoint and FaxWorks Software for Individuals

     In the fourth quarter of fiscal 1996, the Company introduced FocalPoint integrated communications software, providing Windows-based computer users with an easy way to streamline their communications. FocalPoint turns the PC into a central communication center bringing together fax, data, e-mail, Internet, voice mail, speakerphone and paging capabilities in a single interface. The first truly integrated Windows communication software program, FocalPoint is ideally suited for users in small or home offices and for mobile professionals who need an easy and efficient way to communicate with customers, suppliers, and associates.

     The Company also offers FaxWorks communications software for users of computers running the OS/2 or DOS operating systems. The FaxWorks product line was acquired in August 1994, when the Company purchased SofNet, Inc., an Atlanta-based software company.

     The following table shows the major products in the Company's FocalPoint and FaxWorks software product lines:

           INTEGRATED COMMUNICATIONS SOFTWARE FOR INDIVIDUAL PC USERS

FocalPoint for Windows 3.1 and Windows 95

FaxWorks for Windows

FaxWorks Pro for OS/2

FaxWorks 3.0 for DOS

  FaxWorks Pro LAN Server Software for Networks

     For small and medium-sized organizations, the Company offers the FaxWorks Pro LAN line of fax server software for use in Windows, OS/2, and Windows NT environments. FaxWorks Pro LAN products integrate advanced fax software features into a single user interface, allowing users to send and receive faxes directly from their computer on the network.

     The following table shows the major products in the Company's FaxWorks Pro LAN software product line:

              INTEGRATED COMMUNICATIONS SOFTWARE FOR PC WORKGROUPS

FaxWorks Pro LAN for Windows NT server

FaxWorks Pro LAN for OS/2

FaxWorks Pro LAN for Windows

TECHNOLOGY AND PRODUCTS -- ISDN DIVISION

     The Company's ISDN products provide an easy to use and cost effective solution to integrate remote offices, retail outlets, home offices and individual users into the internet and corporate network as well as providing infrastructure for corporate "intranets." Designed to operate in Windows (including Windows 95/NT) and other PC environments, these products make effective use of ISDN technology by incorporating a number of advanced features, including data compression, protocol spoofing, data encrytion and analog telephony integration, to reduce the cost and improve the security of both personal and corporate data and voice communications.

     The following table shows the major products available in the Company's ISDN product lines:

                                 ISDN PRODUCTS

CARD LEVEL PRODUCTS

ISA Bus Basic Rate ISDN With Analog Voice Option

PCMCIA Bus Basic Rate ISDN

ISA Bus Primary Rate ISDN

STAND-ALONE PRODUCTS

POD 2000 ISDN Basic Rate With LAN Connections

POD 2500 ISDN Basic Rate With LAN and Voice Connections

CENTRAL SITE PRODUCTS

LAN Access Servers With Basic And Primary Rate ISDN Connections

TECHNOLOGY AND PRODUCTS -- GLOBALCENTER INTERNET SERVICES DIVISION

     With the GlobalCenter Internet service, Global Village provides complete, plug-and-play Internet access to small and medium-sized organizations. The service includes everything necessary to give an office worldwide e-mail capability and full Internet access. The GlobalCenter Internet Start-Up Package includes a router with a 28,800-bps or ISDN connection; server, administrator, and Web browser software; and registration for the GlobalCenter service. The GlobalCenter Internet service handles all of an office's Internet connections and manages incoming and outgoing e-mail. The service integrates Internet e-mail capabilities within existing QuickMail or Microsoft Mail workgroups, so users can exchange messages with Internet or on-line service subscribers as easily as they do with coworkers in the office.

     Just after the fiscal year-end, the Company made the Internet Services Division a standalone subsidiary called GlobalCenter, Inc. to better focus on the significant opportunities that the Internet represents. At the same time, the Company announced that UUNET Technologies, Inc., an Internet service provider, has taken a 19.9-percent equity interest in the new business.

     The following table shows the major services available with the Company's GlobalCenter Internet service:

                         GLOBALCENTER INTERNET SERVICE

Service Initialization, including GlobalCenter Internet start-up package

ISDN Dial-up Connections via Local POP

ISDN Dial-up Connections via Toll-Free 800 Number

V.34 Dial-up Connections via Local POP

V.34 Dial-up Connections via Toll-Free 800 Number

Basic Service

     Global Village now has a presence on the World Wide Web. The site, called "The Village," fulfills the company's dual commitment to maintain close communication with its customers and educate users about accessing the virtually unlimited information and resources available on the Internet. Users can learn about the company's products and recent news, and receive customer support. The address is http://www.globalvillage.com.

     The market for Internet connectivity services and products is in an early stage of growth. Since this market is relatively new and because current and future competitors are likely to introduce competing Internet connectivity and/or on-line services and products, it is difficult to predict whether or at the rate at which the market will grow or at which new or increased competition will result in market saturation. If demand for Internet services fails to grow, grows more slowly than anticipated, or becomes saturated with competitors, the Company's business, operating results and financial condition will be adversely affected. In addition, the novelty of the market for Internet access services may adversely affect the Company's ability to retain new customers, as customers unfamiliar with the Internet may be more likely to discontinue the Company's services after an trial period than other subscribers.

SALES AND MARKETING

  Sales

     Consistent with industry practice, the Company distributes its products through a worldwide system of distributors, dealers, system integrators, OEMs and mail order houses. The Company's two largest distributors, Ingram Micro and Merisel, accounted for approximately 31% and 9%, respectively, of the Company's net revenue in fiscal 1996 and 29% and 12%, respectively, of the Company's net revenue in fiscal 1995 and, accordingly, the Company relies significantly on these sales to distributors and their subsequent resale.

     The Company has executed distribution agreements with Ingram Micro and Merisel, granting each a non-exclusive right to distribute the Company's products for a term of one year. These distributors carry multiple product lines and could reduce their support of the Company's products in favor of a competitor's products or for any other reason. The loss of any of the Company's major distributors would have a material adverse effect on the Company's results of operations. The Company's agreements with these distributors contain right of return privileges for stock balancing, non-salable products, and discontinued products. Therefore, the Company is exposed to the risk of product returns from distributors and direct reseller customers. There can be no assurance that the Company's recorded allowances for returns will be adequate and a material increase in returns over historical rates would have a material adverse effect on the Company's results of operations.

     In addition, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company writes off inventory that it considers to be excessive or obsolete, there can be no assurance that the Company's recorded allowances for such write-offs and returns will be adequate, and a material increase in such write-offs and returns over historical rates could have a material adverse effect on the Company's results of operations.

     The Company has an agreement with Apple under which the Company licenses to Apple a version of the TelePort Platinum and Gold II fax modem, which Apple distributes with virtually all of its current series of Macintosh Performa computers sold in the United States and Canada. In addition, Global Village has licensing agreements with original equipment personal computer and modem manufacturers such as Boca Research, Gateway 2000, IBM, Megahertz, Packard Bell and others. For the Communications Software Division, these agreements are for software which provides capabilities such as fax, data communications, speaker phone and voice mail. This is in contrast with the Company's agreement with Apple, which is for hardware as well as software.

     Prior to fiscal 1995, the Company marketed its products exclusively through distributors, dealers or mail order catalogs. The Company has developed an in-house telesales organization. Direct mail is sent to potential customers. Leads are followed up by telephone. Once the customer is ready to make a purchase, the order is fulfilled by Upgrade Corporation of America.

     Export sales represented approximately 23%, 17%, and 15% of the Company's net revenue in fiscal 1996, 1995, and 1994, respectively. The Company utilizes distributors in Australia, the Benelux countries, Canada, Chech Republic, Croatia, Denmark, Finland, France, Germany, Greece, Ireland, Israel, Italy, Norway, Portugal, Macedonia, Mexico, Middle East, New Zealand, Norway, Portugal, Singapore, Slovinia, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, United Arab Emirates, and the United Kingdom. There can be no assurance that the Company will be able to maintain or increase international demand for the Company's products or that the Company's distributors will be able to effectively meet that demand.

     The Company has obtained regulatory approval for the sale of its products, and sells its products in Australia, Canada, France, Germany, Japan, Netherlands, Sweden, the United Kingdom and the United States. The Company intends to localize its products for sale in several other non-English speaking countries. Global Village generally requires its distributors to commit to a minimum sales volume and to provide local support, marketing and sales coverage for their specific territory. In addition to regulatory approval, each country has local competitors with significant market share. In January 1995, the Company created a European subsidiary, Global Village Communication Europe B.V. to support its distribution channels in the sale, marketing and support of its products.

     Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international distributors, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and changes in demand resulting from fluctuations in exchange rates. In addition, the laws of certain foreign countries do not provide protection for the Company's intellectual property to the same extent as do the laws of the United States.

     Because the Company generally ships products within a short period after receipt of an order, the Company does not always have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's expense levels are based in part on its expectations as to future revenues. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse effect on the Company's results of operations. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

  Marketing

     The Company complements its sales activities with a range of public relations and advertising programs designed to stimulate customer demand. The Company believes that reviews and comments by influential trade press, business press, market analysts and user group leaders have a pronounced impact on demand for the Company's products. The Company conducts regular product strategy briefings and new product previews. Historically, the Company has enjoyed strong support from the trade press and has received numerous awards for its products. Recent awards and accolades include the PC World Best Buy, and OS/2 Magazine Editors' Choice awards for FaxWorks Pro, Macworld World Class and Editors' Choice awards for PowerPort, Mac Home Journal Readers' Choice awards for GlobalFax and TelePort, and Byte Magazine Product Excellence award for OneWorld Fax, Windows NT Magazine Editors' Choice award for FaxWorks Server for Windows NT, Windows Magazine Recommended Products List for FocalPoint.

     From time to time, the Company makes certain upgrade offers to its customers, for example to take advantage of greater speed or increased functionality through new additions to the communications product lines. The Company also markets add-on products and convenience items directly to its installed base of customers. Such sales do not currently constitute a significant portion of the Company's business, but may become an increasing source of revenue as the installed base grows.

     The Company provides a five-year warranty on its personal products and a three-year warranty on its server products, which provide for the repair or replacement of products determined to be defective. Therefore, the Company is exposed to the risk of product returns from distributors, direct resellers, and end-user customers.

RELATIONSHIP WITH APPLE AND OTHER OEMS

     Global Village and its subsidiaries have worked with Apple and other OEMs such as IBM and Packard Bell throughout the Company's product development process and has developed a working relationship with them, which includes collaborative product development, sharing of information, product sales to and licensing technology. The Company currently has several agreements with Apple and other OEMs encompassing development and licensing of certain technology. See "Sales and Marketing" and "Proprietary Rights." The Company seeks to continue to develop these relationships in order to better anticipate new technologies and understand the needs of their installed user bases.

     Apple and other OEMs are not contractually obligated to continue collaborative development or information sharing activities with the Company and could discontinue such activities at any time. In addition, Apple and other OEMs are not contractually obligated to renew licenses with the Company or purchase the Company's products. Apple and other OEMs are collaborating with other vendors of communications products that compete with the Company's products, and they may elect to do so in the future.

     The Company's strategy of developing products compatible with the Macintosh family of products is substantially dependent on the Company's ability to gain pre-release access to, and to develop expertise in, current and future Macintosh product developments by Apple. Apple currently bundles modems and communications software with some of its computers, and the Company cannot assure that Apple will continue to bundle such products in the future. There can be no assurance that Apple and other OEMs will continue to cooperate with the Company, and the inability of the Company to maintain and develop further its relationships could have a material adverse effect on the Company's results of operations. See "Competition."

     A substantial majority of the Company's sales to date have been derived from products designed for use with the Apple Macintosh family of personal computers, including the Macintosh desktop series of computers and the PowerBook series of portable computers. Therefore, the Company is substantially dependent on the sale of Apple Macintosh computers and the development and sale of new Apple computers. Due to expected continuing pricing pressures and new product introductions by the Company's competitors, the Company expects that revenues and/or gross margins from its products for the Apple Macintosh family could remain flat or decrease in future periods, which would have a material adverse effect on the Company's business and results of operations unless the Company can generate sufficient revenues from its Windows-based, ISDN and other products to compensate for any shortfall in revenues from its Apple products. However, there can be no assurance that revenues for the Apple Macintosh family will not decline in future periods. The market for personal computers is extremely competitive and rapidly changing. There can be no assurance that personal computers competing with the Apple Macintosh family of computers will not displace the Macintosh products or reduce their growth as such personal computers are enhanced in their functionality, evolve to support technologically superior applications or otherwise become economically more attractive. Although the Company now has solutions on a broader array of computing platforms, there is no guarantee to the success of any of those platforms.

     Apple in the past has experienced difficulty in making the transition associated with the development, manufacturing, marketing and sale of certain new computers. The transition to any new generation of products would subject the Company to the risks associated with such transitions, including the risk that (i) potential customers will defer purchases of current products as a result of, among other things, speculation or premature announcements about new products; (ii) the new products will not be successfully received in the marketplace; and (iii) Apple will be unable to adequately meet demand for the new products. The inability of Apple to successfully develop, manufacture, market, sell or make the transition to new products could have a material adverse effect on the Company's results of operations. In addition, sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products. Any decrease in the sales of the Apple Macintosh family of computers, could have an immediate and material adverse effect on the Company's results of operations. For example, in May 1996, the Company announced that its current quarter is being adversely impacted by Apple Computer's recently announced repair program for Macintosh PowerBook 5300 and 190 models. The Company expects that Apple's actions will result in a significant revenue decline from the prior quarter and in a loss for the quarter ending June 30, 1996.

     Additionally, any time Apple or any OEM makes a transition to a new machine or architecture, there are risks of compatibility and interoperability problems, that, if severe enough, could materially, adversely impact the Company's sales and customer satisfaction.

COMPETITION

     The market for the Company's products is intensely competitive and is characterized by rapidly changing technology, evolving industry communication standards and frequent new product introductions. A number of competitors such as Shiva, Diamond Multimedia, Symantec, 3Com and U.S. Robotics, among others, offer products that compete with one or more of the Company's products. Other companies in the personal computer industry, such as modem vendors, remote access server vendors, communication software vendors, microprocessor and chip set suppliers, fax machine manufacturers and personal computer manufacturers, could seek to expand their product offerings by designing and selling products using competitive technology that could render obsolete or have a material adverse effect on sales of the Company's products.

     Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. In addition, the market for the Company's products is characterized by significant price competition, and the Company expects that it will face increasing pricing pressures from its current competitors. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to further reduce its prices. Any material reduction in the price of the Company's products could negatively affect gross profit as a percentage of net revenue and could require the Company to increase unit sales in order to maintain net revenue.

  Communications Systems Division

     Apple currently offers products that compete directly or indirectly with the Company's products and can be expected to introduce additional competitive products in the future. Apple currently bundles modems and communications software with some of its computers, and the Company anticipates that Apple will continue to bundle such products in the future. In addition, Apple may further enhance communications functionality within its desktop or portable computers. Any such additional bundling or enhancement by Apple would have a material adverse effect on the Company's results of operations.

     The Company's OneWorld fax server products compete primarily with stand-alone fax machines, electronic mail, centralized fax systems produced by independent manufacturers such as 4Sight, Cypress, and STF, as well as printer vendors, including Apple and NEC, which offer fax capabilities with some of their products. The Company's OneWorld Combo server competes with the same products in the fax server category, as well as with other remote access server products produced by independent manufacturers such as APT, Cayman, Dana, Megahertz, Shiva, Tribe, and Webster.

  Communications Software Division

     FocalPoint, the Company's integrated communications software for computers running Windows, faces competition from Symantec, Datastorm, and Smith Micro. Of those competitors, Symantec has an approximately 75% share of the fax software market. In the OEM software market, the primary competitor is Smith Micro. In the network fax server segment, competitors include Cheyenne, Optus, Rightfax and many smaller vendors.

  ISDN Division

     Competition for the Company in the ISDN market comes principally from Cisco, Bay Networks, 3Com, Shiva, Ascend, U.S. Robotics and Motorola.

  Global Center Internet Services Division

     The competition to provide Internet access, navigation and service is substantial, from the regional Bell operating companies, the commercial on-line services such as America Online, CompuServe and Prodigy, Internet service providers such as NetCom, UUNET Technologies and PSI, wide area network telephone companies such as Sprint, MCI and AT&T as well as software providers such as Netscape, Microsoft, IBM and Spry. See "Technologies and
Products -- GlobalCenter Internet Services Division."

PROPRIETARY RIGHTS

     The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company has no patents or patent applications pending. The Company seeks to protect its hardware, software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company seeks to protect its brand names under trademark and unfair competition laws. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     The Company believes that, due to the rapid pace of innovation within the communications software industry, the Company's success in establishing and maintaining a technological leadership position is likely to depend more upon the technological and creative skills of its personnel, continued innovation, its marketing skills and customer support than on the various legal means of protecting its existing technology.

     The Company licenses software from Apple and from other OEMs and incorporates such software into its products. Generally, such agreements grant the Company non-exclusive, worldwide licenses with respect to the subject software and terminate on varying dates. For example, the Company licenses software from The Keller Group for its OS/2 software. A royalty is paid using a percentage of revenue on the OS/2 stand alone products and network servers. In addition, new communications technologies may be developed or the Company's products may be modified so as to require licenses that the Company may not be able to obtain on reasonable terms or at all.

     The Company entered into a Software Development Agreement with Apple, dated August 31, 1992, under which the Company developed certain software for Apple. Under that agreement, Apple has the perpetual and exclusive right to the developed software and all derivative works to that product made by either party. Under a Source Code License Agreement with Apple, dated the same date, the Company is granted certain rights to modify and incorporate such software in its own products. The Company has incorporated such software into its OneWorld Combo server. Under the Source Code License, the Company has been granted a non-exclusive license and has paid a one-time license fee to Apple for distribution rights through the term of the agreement and is obligated to give Apple the right to use internally any tools or test codes the Company produces in connection with the software licensed from Apple. Upon termination of the Source Code License, the Company may not further modify, adapt or improve the software by making use of the licensed source code, but the Company may continue distribution and maintenance of already developed and distributed products. Similar arrangements have been made with OEMs in the Communications Software Division.

     The Company is aware of products in addition to its own that are marketed under the trademarks "PowerPort," "TelePort," "GlobalFax," "FocalPoint" and "OneWorld." The Company also is aware of a company that operates under and has a trademark for the name "Global Villages" and provides computer-related services. Recently, Apollo Travel Services and Galileo International Partnership initiated a lawsuit in court alleging infringement by the Company, of their rights in the mark FOCALPOINT. See "Legal Proceedings." There can be no assurance that additional litigation with respect to these trademarks will not be instituted by any third parties. If any such litigation were successful, the Company could be required to pay damages and cease all use of a particular trademark. There can be no assurance that any loss of the right to use a trademark would not reduce sales of the Company's products. In any event, even if the Company were successful in any such litigation, the legal and other costs associated with such litigation could be substantial. As is customary in the Company's industry, the Company from time to time receives communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that any such claims would not result in protracted and costly litigation. The Company anticipates that the duration of its trademarks will be perpetual.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are primarily focused on software development and related incidental hardware. The Company's expenditures for research and development were $16.3 million, $10.1 million and $5.6 million for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. Customer-sponsored research and development was immaterial during these periods.

     The market for personal computer communications products is characterized by continual change and improvement in hardware and software technology resulting in short product life cycles. The Company believes that its future success will depend on its ability to enhance its current products, develop new products on a timely and cost-effective basis that meet changing customer needs and respond to emerging industry standards and other technological changes. In particular, the Company must adapt its products to the evolving technological standards of the various Apple and other OEM computer platforms and new technical standards resulting from increases in data transmission speed and wireless communication, as well as new form factors such as the PCMCIA Card. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences or any significant delay in product development or introduction would have a material adverse effect on the Company's results of operations. Due in part to the factors described above, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company writes off inventory that it considers to be excessive or obsolete, the Company has in the past recorded inventory write-offs in excess of available reserves. There can be no assurance that the Company's recorded allowances for such writeoffs will be adequate in the future, and material write-offs could have a material adverse effect on the Company's results of operations. In addition, products as complex as those offered by the Company may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments resulting in a delay in market acceptance or a recall of such products.

MANUFACTURING AND SUPPLIERS

     The Company's manufacturing operations consist primarily of turnkey managers, program managers, quality assurance, packaging and shipping personnel. For a majority of its hardware assemblies, the Company purchases fully manufactured and tested units from Flextronics Technologies, Inc., a "turnkey" manufacturing subcontractor. Components and manufacturing services from the Company's suppliers are obtained on an as-needed basis. The Company believes that there are a number of alternative contract manufacturers that could produce the Company's products. However, it could take a significant period of time and result in significant additional expense to qualify an alternative subcontractor and commence manufacturing in the event of a reduction or interruption of production. Therefore, the Company is highly dependent, on a short-term basis, on its continued relationship with its "turnkey" manufacturing subcontractor and any reduction, interruption, or termination of this relationship could have a material adverse effect on the operating results of the Company.

     The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly chip sets designed and manufactured by Motorola and Rockwell International. The Company generally purchases sole or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with its sole or limited source suppliers. Certain component suppliers, such as Motorola, are also modem manufacturers and, accordingly, could elect to satisfy their internal supply requirements rather than the Company's purchase requirements. The Company at times in the past has experienced delays in product development, difficulties in manufacturing sufficient product to meet demand due to the inability of certain suppliers to meet the Company's volume and schedule requirements. To date, none of these occurrences have had a material impact on the Company's operations. There can be no assurance, however, that the Company's suppliers will be able to meet the Company's requirements for key components and failure to meet such requirements in the future could have a material adverse effect on the Company's results of operation.

ACQUISITION OF SOFNET

     In August 1994, the Company acquired SofNet, a supplier of fax software for PCs running Windows, OS/2 or DOS. All of SofNet's products are for PCs, and all of the Company's products prior to its acquisition of SofNet were for Apple Macintosh computers. The markets in which SofNet and the Company have operated in the past are significantly different from one another, and the businesses of the two companies, including research and development, product development, sales and marketing and other matters, are significantly different as well. Until the SofNet acquisition, the Company's management had no significant experience in the Windows marketplace, and most of SofNet's management have not continued with the Company following the acquisition. Failure of the Company to properly manage the integration of the two businesses would have a material adverse effect on the Company's results of operations.

     As often occurs in connection with merger transactions, the Company has experienced difficulties in integrating the operations of SofNet into those of the Company. The Company has relocated SofNet's telesales operation to the Company's headquarters in Sunnyvale, California. There can be no assurance that the Company will not experience additional difficulties in connection with the transition.

ACQUISITION OF KNX LIMITED

     In January 1996, the Company acquired KNX Limited, a UK-based provider of ISDN remote access products. All of KNX Limited's products are for ISDN remote access, an area of which the Company has little experience. The markets in which KNX Limited and the Company have operated in the past are significantly different from one another, and the businesses of the two companies, including research and development, product development, sales and marketing and other matters, are significantly different as well. Until the KNX Limited acquisition, the Company's management had no significant experience in the ISDN marketplace. The process of integrating the businesses will require significant management attention and there can be no assurance that the Company will be able successfully to integrate the two businesses. Failure of the Company to properly manage the integration of the two businesses would have a material adverse effect on the Company's results of operations.

     As often occurs in connection with merger transactions, the Company has experienced difficulties in integrating the operations of KNX Limited into those of the Company. The Company has not completed the integration and therefore expects that further difficulties may be experienced in connection with the integration, and there can be no assurance that any such difficulties will not have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will not experience additional difficulties in connection with the transition.

     Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international distributors, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and changes in demand resulting from fluctuations in exchange rates. In addition, the laws of certain foreign countries do not provide protection for the Company's intellectual property to the same extent as do the laws of the United States.

WIRELESS TECHNOLOGY

     In June 1996, the Company announced that it was entering into a licensing agreement with Ex Machina, Inc. pursuant to which the Company intends to develop, market and distribute receivers for Ex Machina's AirMedia Live! network. In addition, the Company plans an equity investment of approximately $4 million. The AirMedia Live! network is designed to provide news and electronic mail alerts directly to PC desktops without requiring an online connection. The Company has no experience in developing products based on wireless technology and there can be no assurance that it will be able to successfully develop, market or distribute such devices. The preceding sentences contain forward-looking statements and the actual results could differ materially from those anticipated in the forward-looking statements as a result of risks such as the parties failure to reach a definitive agreement relating to their relationship, unanticipated delays in development, marketing or distribution of the proposed products or announcements by Ex Machina's competitors.

EMPLOYEES

     As of March 31, 1996, the Company employed a total of 297 persons, including 114 in sales, marketing and customer support, 32 in operations, 107 in engineering and product development and 44 in finance and administration. The Company had two employees located in Canada, one employee in the Netherlands, 46 employees in England, and 248 employees located in the United States. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good. The Company's future success depends to a significant extent on its senior management and other key employees, including key development personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's results of operation. The Company has no employment agreements with any of its key employees. The Company also believes that its future success will depend in large part on its ability to attract and retain additional key employees. Competition for such personnel in the computer industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

     The Company recently has experienced significant growth in both revenue and employees. This growth has placed substantial demands on the Company. In fiscal 1995, the Company hired 118 employees, 55 of whom are attributable to the acquisition of SofNet, Inc. During fiscal 1996, the Company hired 69 employees, 46 of whom are attributable to the acquisition of KNX, Limited. The Company's ability to assimilate new personnel will be critical to the Company's performance. In addition, the Company will be required to recruit additional key management personnel, expand its direct sales force, improve its operational and financial systems, expand its customer support functions and train, motivate and manage its employees. There can be no assurance that the Company will be able to manage these changes successfully.

EXECUTIVE OFFICERS OF THE COMPANY

     The current executive officers of the Company and their ages as of March 31, 1996 are as follows:

               NAME                  AGE                         POSITION
- -----------------------------------  ---    ---------------------------------------------------
Neil Selvin........................  42     President, Chief Executive Officer and Director
Leonard A. Lehmann.................  41     Chairman of the Board
James M. Walker....................  47     Vice President, Finance, Chief Financial Officer
                                            and Secretary
James Brown........................  41     Vice President, Operations
Charles R. Oppenheimer.............  37     Vice President and General Manager, Communications
                                              Systems Division
Douglas Dennerline.................  37     Vice President, Sales
Andrew Watson......................  35     Vice President and General Manager, Communications
                                              Software Division
Marsha Raulston....................  47     Vice President, Customer Satisfaction

     Neil Selvin has served as President and Chief Executive Officer and director of the Company since March 1993. From February 1990 to March 1993, he was Director of Marketing at Apple Computer for the PowerBook product family and prior to that for Apple's peripherals product line. From 1985 to 1990, Mr. Selvin was employed by Ampex Corporation, a manufacturer of electronics products, most recently as Chief Operating Officer of its Video Systems division and also as business unit general manager and in several marketing management positions. Prior to joining Ampex Corporation, Mr. Selvin held marketing, sales and technical management positions at Varian Associates and Apollo Lasers. Mr. Selvin received a B.A. in physics and mathematics from Pomona College, an M.S. in physics from Brown University, and an M.B.A. from Harvard Business School.

     Leonard A. Lehmann has served as Chairman of the Board of the Company since its founding in June 1989. From January 1993 to March 1996, Mr. Lehmann has served as Vice President, Advanced Products and has evaluated new technologies and performed strategic planning for the Company. From March 1992 to January 1993, he served as Vice President, Engineering of the Company. From June 1989 to March 1992, he served as the Company's Chief Executive Officer. Mr. Lehmann was also a founder of DigiRad Corporation, a medical imaging company, and GreenSpring Computers, Inc., an industrial computer manufacturer. Mr. Lehmann was President and Chief Executive Officer of GreenSpring Computers from 1985 to 1989 and served as its Chairman of the Board from 1985 through April 1995. Mr. Lehmann received a B.S. in electrical engineering from Cornell University, and an M.S. and a Ph.D. in electrical engineering from Stanford University.

     James M. Walker has served as Vice President, Finance, and Chief Financial Officer of the Company since September 1993 and as Secretary since November 1993. From May 1987 to September 1993, Mr. Walker was Vice President, Finance and Administration for Fujitsu Computer Products of America, a computer peripherals maker. From 1980 to 1987, Mr. Walker was Vice President, Finance and Administration for Compression Labs, Inc., a manufacturer of video teleconferencing equipment. Prior to 1980, he held various senior financial positions in the electronics industry. Mr. Walker received a B.S. in mathematics from San Jose State University and an M.B.A. from Santa Clara University.

     James Brown became the Company's Vice President, Operations in January 1994. From September 1990 to January 1994, Mr. Brown was employed by Apple Computer, most recently as Director of World-Wide Consumables Business and also as Director of World-Wide Imaging Operations. From 1985 to 1990, he was employed by Ampex Corporation in various management positions in operations. Mr. Brown received a B.S. in Behavioral Sciences and Economics from George Williams College.

     Charles R. Oppenheimer became the Company's Vice President and General Manager, Systems Division in November 1995. He became the Company's Vice President and General Manager, Mac Division in October 1994, previously served as Vice President, Marketing of the Company beginning in July 1993. From 1984 to July 1993, Mr. Oppenheimer was employed by Apple Computer, most recently as Director of System Software Marketing and also as manager of System Software Marketing and manager of Macintosh Product Marketing. From 1980 to 1982, he managed software development for Donnelley Marketing Information Services, a Dun & Bradstreet Company. Mr. Oppenheimer received a B.S. in computer science from Union College, and an M.B.A. from The Wharton School.

     Douglas Dennerline became the Company's Vice President, Sales in September 1995. He previously served as Director, North America Sales of the Company beginning in August 1993. From June 1986 to July 1993, Mr. Dennerline was employed by 3Com Corporation in various management positions in sales. From 1981 to 1986, Mr. Dennerline was a Major Account Sales Representative for Hewlett Packard Corporation. Mr. Dennerline received a B.S. in business administration from Arizona State University.

     Andrew Watson became the Company's Vice President and General Manager, Communications Software Division, in July 1995. From April 1989 to June 1995, Mr. Watson was employed by Compaq Computer, most recently as Director of Desktop Marketing and also as Director of Deskpro Marketing and in several marketing management positions. From 1988 to 1989, Mr. Watson was a marketing consultant for Landmark Graphics. From 1984 to 1988, Mr. Watson was employed by Compaq Computer as a Product Manager. Prior to Compaq Computer, Mr. Watson was employed by Xedex/Microlog from 1982 to 1984 as a design engineer. Mr. Watson received a B.S. in Psychology and Computer Science from the University of Florida.

     Marsha Raulston became the Company's Vice President, Customer Satisfaction in January 1994. From October 1991 to January 1994, Ms. Raulston was employed by Intuit, a personal finance software company, as Vice President of Customer Service. From June 1987 to October 1991, Ms. Raulston served as Corporate Coordinator, Quality of Work Life at American Airlines, Inc., an airline, and, prior to that, she worked for the Citicorp Diners Club Inc., a credit card issuer. Ms. Raulston holds a B.A. in psychology from Stephens College in Columbia, Missouri and an M.A. in sociology from the University of Nottingham in Nottingham, England.

ITEM 2. PROPERTIES

     The Company leases approximately 128,000 square feet of office space for its headquarters in Sunnyvale, California. This facility accommodates administration, finance, sales, marketing, customer satisfaction, engineering, and research and development. The lease expires in April 2000 and the monthly rent is approximately $102,000.

     The Company leases a 9,500 square foot office building in Skipton, North Yorkshire, England. This facility accommodates administration, finance, sales, marketing, customer satisfaction, engineering, and research and development for the Company's U.K. operations. The lease expires in August 2000 and monthly rent is approximately $8,900 per month.

     The Company's manufacturing and distribution operation consists of a 7,000 square foot facility in Richardson, Texas. The lease expires in February 2000 and monthly rent is approximately $3,600.

     The Company also leases approximately 16,000 square feet of office space for its Software Division in Marietta, Georgia. The lease expires in December 1999 and the monthly rent is approximately $17,600. Also, the Company leases sales office space at eight other facilities, including six in the United States, one in Canada, and one in the Netherlands.

     The Company believes the space to which it is committed is adequate for its current needs and that additional space sufficient to meet the Company's needs for the foreseeable future is available on commercially reasonable terms. The Company's facilities are subject to a variety of environmental regulations. The Company has incurred no significant expenses to date related to complying with these regulations.

ITEM 3. LEGAL PROCEEDINGS

     On March 24, 1995, a complaint was filed in the Santa Clara County Superior Court against the Company and certain individuals following the termination of the plaintiff's employment with the Company. The complaint alleges wrongful termination of employment, discrimination, sexual harassment and related claims and seeks compensatory damages for lost wages, emotional distress and other items and unspecified punitive damages. In July 1995, both the Company and certain individuals filed their answers to the complaint, generally denying the allegations against them and raising numerous affirmative defenses. No trial date has been set.

     On April 8, 1996, in response to trademark infringement claims asserted by Apollo Travel Services Partnership ("Apollo") and Galileo International Partnership ("Galileo") with respect to Global Village's trademark FocalPoint, Global Village filed an action in the Northern District of California seeking a judicial declaration of non-infringement. Apollo and Galileo subsequently filed a trademark infringement action in the Northern District of Illinois alleging infringement of their rights in the mark FOCALPOINT. The venue in which this dispute will be resolved has not, as yet been determined.

     Litigation is inherently uncertain, however, and there can be no assurance that the resolution of plaintiff's claims or expense associated with the litigation will not have a material adverse effect on the Company. In any event, even if the Company were successful in any such litigation, the legal and other costs associated with such litigation could be substantial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following required information is filed as part of the report:

     The Company has not paid cash dividends on its Common Stock. The Company's Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol "GVIL". The following table sets forth the range of high and low closing sale prices for the Common Stock:

                                                              LOW SALE PRICE     HIGH SALE PRICE
                                                              --------------     ---------------
    Fiscal 1995
      First Quarter.........................................      $ 6.25             $ 10.25
      Second Quarter........................................        5.75               10.00
      Third Quarter.........................................        7.13               11.00
      Fourth Quarter........................................        9.00               14.25
    Fiscal 1996
      First Quarter.........................................      $11.00             $ 17.00
      Second Quarter........................................       13.00               18.13
      Third Quarter.........................................       10.25               24.13
      Fourth Quarter........................................       12.12               19.25

     On March 31, 1996, there were approximately 11,000 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth on the inside cover of the 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth on pages 11 through 16 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and supplementary financial information for the Company and report of independent auditors set forth on pages 17 through 32 of the 1996 Annual Report to Stockholders are incorporated herein by reference.

     - Consolidated Balance Sheets as of March 31, 1996 and 1995.

     - Consolidated Statements of Operations for each of the years in the three-year period ended March 31, 1996.

     - Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended March 31, 1996.

     - Consolidated Statements of Cash Flows for each of the years in the three-year period ended March 31, 1996.

     - Notes to Consolidated Financial Statements.

     - Financial Information by Quarter (Unaudited)

     - Independent Auditors' Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The Company's definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on July 31, 1996 (the "Proxy Statement"). Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the caption "Election of Directors." For information regarding executive officers of the Company, see Part I of this Form 10-K under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item will be contained in the Company's definitive Proxy Statement under the caption "Executive Compensation" and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be contained in the Company's definitive Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be contained in the Company's definitive Proxy Statement under the caption "Certain Transactions" and is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed as part of Form 10-K

          1. Financial Statements

          The financial statements of the Company as set forth under Item 8 of this report Form 10-K are incorporated herein by reference.

          2. Financial Statement Schedule (see page 24)

          Schedule II -- Valuation and Qualifying Accounts

        3. Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
- -------   -----------------------------------------------------------------------------------
 3.1      Form of Certificate of Incorporation of Global Village Communication Delaware*
 3.2      Form of Bylaws of Global Village Communication Delaware*
 4.1      Reference is made to Exhibits 3.1 through 3.2*
 4.2      Amended and Restated Investor Rights Agreement among the Company and certain other persons named therein, dated as of May 26, 1992*
 4.3      Employee Shareholder Agreement between the Company and certain stockholders of the
          Company, as amended, and related schedule*
 4.4      Common Stock Purchase Agreement between the Company and other parties named therein, dated as of October 2, 1989*
 4.5      Series A Junior Preferred Stock Exchange Agreement between the Company and other parties named therein, dated as of May 14, 1991*
 4.6      Series B Preferred Stock Purchase Agreement between the Company and other parties named therein, dated as of May 14, 1991*
 4.7      Warrant to Purchase 31,395 Shares of Series B Preferred granted by the Company to
          Company to Dominion Ventures, dated as of November 27, 1991*
 4.8      Series C Preferred Stock Purchase Agreement between the Company and other parties named therein, dated as of May 26, 1992*
10.1      Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule*
10.2      1991 Stock Option Plan, as amended (the "Option Plan")*
10.3      Form of Incentive Stock Option under the Option Plan*
10.4      Form of Supplemental Stock Option under the Option Plan*
10.5      1993 Employee Stock Purchase Plan*
10.6      Sublease Agreement between the Company and Northern Telecom Inc., dated as of May
          21, 1992*
10.7+     Source Code License, Agreement between the Company and Apple Computer, Inc., dated
          August 31, 1992*
10.8+     Software Development Agreement between the Company and Apple Computer, Inc., dated
          August 31, 1992*
10.9+     Form of License and Distribution Agreement between the Company and Apple Computer,
          Inc., dated December 15, 1993*

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
- -------   -----------------------------------------------------------------------------------
10.10     Distribution Agreement between the Company and Ingram Micro, dated as of February
          16, 1993*
10.11     Distribution Agreement between the Company and Merisel, Inc., dated as of June 1,
          1993*
10.12     1994 Non-Employee Directors' Stock Option Plan, including Form of Supplemental
          Stock Option*
10.13+    Master OEM Purchase Agreement between Apple Computer, Inc. and the Company dated
          June 6, 1994**
10.14+    License and Distribution Agreement between the Company and Apple Computer, Inc.
          dated June 6, 1994**
10.15++   First Amendment to License Agreement between Apple Computer, Inc. and the Company, dated June 30, 1994***
10.16++   Lease Agreement between Herman Christensen and Jr. Raymond P. Christensen and the
          Company dated July 14, 1994***
11.1      Statement regarding computation of per share earnings
13.0      Annual Report to Stockholders
16.1      Letter regarding change in accountants*
23.1      Consent of KPMG Peat Marwick LLP
25.1      Power of Attorney (see page 23)
27.1      Financial Data Schedule

- ---------------
  + The Company has received confidential treatment with respect to portions of these Exhibits.

 ++ The Company has requested confidential treatment with respect to portions of this document.

  * Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No 33-73878 as amended) and incorporated by reference hereby.

 ** Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated by reference hereby.

*** Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 and incorporated by reference hereby.

          The independent auditors' report with respect to the above-listed financial statement schedule appears on page 22 of this report on Form 10-K. Financial statement schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is shown in the financial statements or notes thereto.

     (b) On February 20, 1996, the Company filed a Current Report on Form 8-K in which the Company announced 30 days of combined operations with Global Village Communication (UK) Limited, the successor company to KNX Limited which the Company purchased in January 1996.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Global Village Communication, Inc.:

     Under date of April 24, 1996, (except as to Note 11 which is as of May 31,
1996), we reported on the consolidated balance sheets of Global Village Communication, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Palo Alto, California
April 24, 1996, except as to
Note 11 which is as
of May 31, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of June, 1996.

                                          GLOBAL VILLAGE COMMUNICATION, INC.
                                          By:  /s/  NEIL SELVIN

                                             -----------------------------------
                                             Neil Selvin, President, Chief
                                             Executive Officer and Director

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil Selvin and James M. Walker jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Form 10-K Annual Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                      DATE
- ------------------------------------------    -------------------------------    --------------
                   /s/                        Chairman of the Board              June 26, 1996
            LEONARD A. LEHMANN
- ------------------------------------------
            Leonard A. Lehmann
                   /s/                        President, Chief Exectutive        June 26, 1996
               NEIL SELVIN                      Officer and Director
- ------------------------------------------      (Principal Executive Officer)
               Neil Selvin
                   /s/                        Vice President, Finance and        June 26, 1996
             JAMES M. WALKER                    Chief
- ------------------------------------------      Financial Officer
             James M. Walker                    (Principal Financial and
                                                Accounting Officer)
                   /s/                        Director                           June 26, 1996
              ROBERT S. COHN
- ------------------------------------------
              Robert S. Cohn
                   /s/                        Director                           June 26, 1996
             KEVIN R. COMPTON
- ------------------------------------------
             Kevin R. Compton
                   /s/                        Director                           June 26, 1996
              MICHAEL MORITZ
- ------------------------------------------
              Michael Moritz
                   /s/                        Director                           June 26, 1996
              DAVID H. RING
- ------------------------------------------
              David H. Ring

                                                                     SCHEDULE II

                       GLOBAL VILLAGE COMMUNICATION, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                   ADDITIONS
                                                      BALANCE AT   CHARGED TO                    BALANCE
                                                      BEGINNING    COSTS AND                    AT END OF
                    DESCRIPTION                       OF PERIOD     EXPENSES    DEDUCTIONS(1)    PERIOD
- ----------------------------------------------------  ----------   ----------   -------------   ---------
Year ended March 31, 1996
  Allowance for returns and doubtful accounts.......    $2,144      $  8,412       $ 8,678       $ 1,878
  Warranty and other product-related obligations....     1,559         4,493         4,535         1,517
                                                        ------       -------       -------        ------
          Total allowance...........................    $3,703      $ 12,905       $13,213       $ 3,395
                                                        ======       =======       =======        ======
Year ended March 31, 1995
  Allowance for returns and doubtful accounts.......    $  475      $  4,861       $ 3,192       $ 2,144
  Warranty and other product-related obligations....     1,058         2,730         2,229         1,559
                                                        ------       -------       -------        ------
          Total allowance...........................    $1,533      $  7,591       $ 5,421       $ 3,703
                                                        ======       =======       =======        ======
Year ended March 31, 1994
  Allowance for returns and doubtful accounts.......    $  348      $  1,751       $ 1,624       $   475
  Warranty and other product-related obligations....       572           769           283         1,058
                                                        ------       -------       -------        ------
          Total allowance...........................    $  920      $  2,520       $ 1,907       $ 1,533
                                                        ======       =======       =======        ======

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
- -------   -----------------------------------------------------------------------------------
 3.1      Form of Certificate of Incorporation of Global Village Communication
          Delaware*
 3.2      Form of Bylaws of Global Village Communication Delaware*
 4.1      Reference is made to Exhibits 3.1 through 3.2*
 4.2      Amended and Restated Investor Rights Agreement among the Company and certain other persons named therein, dated as of May 26, 1992*
 4.3      Employee Shareholder Agreement between the Company and certain stockholders of the
          Company, as amended, and related schedule*
 4.4      Common Stock Purchase Agreement between the Company and other parties named therein, dated as of October 2, 1989*
 4.5      Series A Junior Preferred Stock Exchange Agreement between the Company and other parties named therein, dated as of May 14, 1991*
 4.6      Series B Preferred Stock Purchase Agreement between the Company and other parties named therein, dated as of May 14, 1991*
 4.7      Warrant to Purchase 31,395 Shares of Series B Preferred granted by the Company to
          Company to Dominion Ventures, dated as of November 27, 1991*
 4.8      Series C Preferred Stock Purchase Agreement between the Company and other parties named therein, dated as of May 26, 1992*
10.1      Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule*
10.2      1991 Stock Option Plan, as amended (the "Option Plan")*
10.3      Form of Incentive Stock Option under the Option Plan*
10.4      Form of Supplemental Stock Option under the Option Plan*
10.5      1993 Employee Stock Purchase Plan*
10.6      Sublease Agreement between the Company and Northern Telecom Inc., dated as of May
          21, 1992*
10.7+     Source Code License, Agreement between the Company and Apple Computer, Inc., dated
          August 31, 1992*
10.8+     Software Development Agreement between the Company and Apple Computer, Inc., dated
          August 31, 1992*
10.9+     Form of License and Distribution Agreement between the Company and Apple Computer,
          Inc., dated December 15, 1993*
10.10     Distribution Agreement between the Company and Ingram Micro, dated as of February
          16, 1993*
10.11     Distribution Agreement between the Company and Merisel, Inc., dated as of June 1,
          1993*
10.12     1994 Non-Employee Directors' Stock Option Plan, including Form of Supplemental
          Stock Option*
10.13+    Master OEM Purchase Agreement between Apple Computer, Inc. and the Company dated
          June 6,1 994**
10.14+    License and Distribution Agreement between the Company and Apple Computer, Inc.
          dated June 6, 1994**

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
- -------   -----------------------------------------------------------------------------------
10.15++   First Amendment to License Agreement between Apple Computer, Inc. and the Company, dated June 30, 1994***
10.16++   Lease Agreement between Herman Christensen and Jr. Raymond P. Christensen and the
          Company dated July 14, 1994***
11.1      Statement regarding computation of per share earnings
13.0      Annual Report to Stockholders
16.1      Letter regarding change in accountants*
23.1      Consent of KPMG Peat Marwick LLP
25.1      Power of Attorney (see page 23)
27.1      Financial Data Schedule

- ---------------
  + The Company has received confidential treatment with respect to portions of these Exhibits.

 ++ The Company has requested confidential treatment with respect to portions of this document.

  * Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No 33-73878 as amended) and incorporated by reference hereby.

 ** Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated by reference hereby.

*** Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 and incorporated by reference hereby.