Form 10-Q
period 1996-06-30
GLOBAL VILLAGE COMMUNICATION INC
filed 1996-08-09
CIK 875983

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _______

                        COMMISSION FILE NUMBER: 000-23260

                       GLOBAL VILLAGE COMMUNICATION, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                      94-3095680
(State or other jurisdiction of             (I.R.S. employer identification No.)
 incorporation or organization)

                              1144 EAST ARQUES AVE.
                               SUNNYVALE, CA 94086
          (Address of principal executive offices, including zip code)

                                 (408) 523-1000
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                              ---     ---

       The number of shares of Common Stock outstanding as of June 30, 1996 was 16,813,846.

================================================================================

                       GLOBAL VILLAGE COMMUNICATION, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
  Item 1.   Financial Statements

            a)  Condensed Consolidated Balance Sheets
                as of June 30, 1996 and March 31, 1996........................3

            b)  Condensed Consolidated Statements of Operations
                for the three months ended June 30, 1996 and 1995.............4

            c)  Condensed Consolidated Statements of Cash Flows
                for the three months ended June 30, 1996 and 1995.............5

            d)  Notes to Condensed Consolidated Financial Statements..........6

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ............................................8

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings ................................................20

  Item 5.  Other Information ................................................20

  Item 6.  Exhibits and Reports on Form 8-K .................................20

SIGNATURES ..................................................................22

                          PART 1. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                       GLOBAL VILLAGE COMMUNICATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           JUNE 30,1996      MARCH 31,1996
                                                           ------------      -------------
                                                            (unaudited)        (audited)

ASSETS
     Cash and short-term investments                          $20,602            $37,719
     Accounts receivable, net                                  21,464             15,310
     Inventories, net                                           8,540              6,033
     Deferred income taxes                                      2,384              2,384
     Income tax receivable                                      2,703                 --
     Other current assets                                       2,358              2,064
                                                              -------            -------
                Total current assets                           58,051             63,510

     Property and equipment, net                               10,271             10,793

     Other assets                                               2,238              1,374
                                                              -------            -------
        Total assets                                          $70,560            $75,677
                                                              =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities

        Accounts payable                                      $22,496            $20,627
        Accrued and other liabilities                           4,332              6,826
        Income taxes payable                                      299                335
                                                              -------            -------
            Total current liabilities                          27,127             27,788

     Other long term liabilities                                   44                 58
                                                              -------            -------
     Total liabilities                                         27,171             27,846

     Stockholders' equity                                      43,389             47,831
                                                              -------            -------
        Total liabilities and stockholders' equity            $70,560            $75,677
                                                              =======            =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                             THREE MONTHS ENDED JUNE 30,
                                                            ----------------------------
                                                              1996                1995
                                                            --------            -------
                                                           (unaudited)        (unaudited)

Net revenue                                                 $ 30,441             $29,280
Cost of revenue                                               22,808              16,071
                                                            --------             -------

          Gross profit                                         7,633              13,209
                                                            --------             -------

Operating Expense
      Research and development                                 3,923               3,338

      Marketing and sales                                      8,077               5,553

      General and administrative                               1,442               1,879

      Loss on investment                                       2,191                  --
                                                            --------             -------
          Total operating expenses                            15,633              10,770
                                                            --------             -------

          Income (loss) from operations                       (8,000)              2,439

Other income, net                                                234                 260
                                                            --------             -------

          Income (loss) before income taxes                   (7,766)              2,699

Provision for income taxes                                    (2,703)              1,095
                                                            --------             -------

          Net income (loss)                                 $ (5,063)            $ 1,604
                                                            ========             =======

Net income (loss) per share                                 $  (0.30)            $  0.09
                                                            ========             =======

Shares used in computing income (loss) per share              16,809              17,873

       See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            THREE MONTHS ENDED JUNE 30,
                                                                                         ------------------------------
                                                                                           1996                   1995
                                                                                         ---------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    (unaudited)         (unaudited)
   Net income (loss)                                                                      ($ 5,063)            $  1,604

   Adjustment to reconcile net income/(loss) to net cash provided by operating activities:
      Depreciation and amortization                                                            793                  643
      Write-off GlobalCenter, Inc. investment                                                2,191                   --
      Changes in assets and liabilities:
         Accounts receivable, net                                                           (6,366)              (1,178)
         Inventories                                                                        (2,588)                (773)
         Income tax receivable                                                              (2,703)                  --
         Other current assets                                                                 (475)                (566)
         Accounts payable                                                                    2,137                 (984)
         Accrued and other liabilities                                                      (1,959)                 102
         Income taxes payable                                                                  (36)                 910
                                                                                          --------             --------
           Net cash (used in) operating activities                                         (14,069)                (242)
                                                                                          --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                      (1,151)              (2,227)
   Other assets                                                                                (28)                 303
   Purchases of short-term investments                                                     (18,596)              (1,415)
   Proceeds from sales and maturities of short-term investments                             31,178               10,647
   Investment in Ex Machina                                                                   (900)                  --
   Investment in GlobalCenter, Inc.                                                         (1,547)                  --
                                                                                          --------             --------
           Net cash provided by investing activities                                         8,956                7,308
                                                                                          --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations, net                                                  (43)                  78
   Borrowings under notes payable and line of credit                                            --                  180
   Proceeds from issuance of Common Stock, net                                                 588                  415
                                                                                          --------             --------
           Net cash  provided by financing activities                                          545                  673
                                                                                          --------             --------
Effect of exchange rate changes on cash and cash equivalents                                    33                   26
                                                                                          --------             --------

Net increase (decrease) in cash and cash equivalents                                        (4,535)               7,765
Cash and cash equivalents at beginning of period                                            15,900                5,789
                                                                                          --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 11,365             $ 13,554
                                                                                          ========             ========

Supplemental disclosures:
   Cash paid during the period for:
      Interest                                                                            $      8             $     18
      Income taxes                                                                        $     44             $    185
   Non-cash investing and financing activities:

      Non-cash net assets contributed to Global Center, Inc.                              $    644             $     --

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       1.  BASIS OF PRESENTATION

       The interim condensed consolidated financial statements as of June 30, 1996 and for the three months ended June 30, 1996 and 1995, include all adjustments (consisting of only normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. Certain reclassifications have been made for consistent presentation. All periods presented have been restated to include the historical results of KNX Limited which was acquired in January 1996. As of April 1996, Global Village Communication, Inc. ("the Company") no longer consolidates the results of GlobalCenter, Inc. The Company's interim results are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

       2.  NET INCOME (LOSS) PER SHARE

       Net income (loss) per share data has been computed using net income
       (loss) and the weighted average number of shares of Common Stock and common equivalent shares from stock options and warrants outstanding (when dilutive using the treasury stock method).

       3.  INVENTORIES

            (in thousands)         June 30, 1996      March 31, 1996
                                   -------------      --------------

            Purchased parts           $     549           $    131
            Work in process                 303                217
            Finished goods                7,688              5,685
                                       --------           --------
                                      $   8,540           $  6,033
                                      =========            =======

       4.  CASH AND SHORT-TERM INVESTMENTS

       Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified its investments in certain debt and equity securities as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. As of June 30, 1996 unrealized gains and losses were not significant.

       Short-term investments generally consist of U.S. Treasury Bills, commercial paper, and municipal bonds with original maturities in excess of 90 days. At June 30, 1996, all such investments had maturities or fixed put features of less than one year.

       Available-for-sale securities consisted of the following (in thousands):

                                             June 30, 1996       March 31, 1996
                                             -------------       --------------
       U.S. Government securities                $  1,075            $  1,647
       Municipal securities                         8,162              20,172
                                                 --------            --------
                                                 $  9,237            $ 21,819
                                                 =========           ========

       These securities were classified as short-term investments as of June 30, 1996 and March 31, 1996.

       5.  ACQUISITION OF KNX LIMITED

       In January 1996, the Company acquired KNX Limited, a U.K.-based provider of ISDN remote access products. The transaction was effected through the exchange of shares of Common Stock of the Company for all outstanding shares of KNX Limited. In total, the Company issued, or reserved for issuance on exercise of options, 1,365,951 shares of the Company's Common Stock. The acquisition of KNX Limited was accounted for using the pooling of interests method of accounting. Accordingly, all periods presented have been restated to include the historical results of KNX Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1996. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements as a result of the risk factors and other cautionary disclosures set forth below and elsewhere in this report.

OVERVIEW

Global Village Communication, Inc. ("Global Village" or the "Company") was founded in 1989 and is a leader in the design, development and marketing of easy-to-use integrated communications products and services for users of personal computers with Windows, Macintosh, OS/2 and DOS operating systems. The Company's products enable mobile, home office and networked computer users in small and medium-sized organizations to communicate efficiently with colleagues, customers and suppliers.

The Company operates three major divisions: the Communications Systems Division, the Communications Software Division, and the ISDN Division. For the Apple Macintosh, the Company's products are characterized by a highly integrated, proprietary software and hardware design which makes computer communications easy for the average user. For Windows, OS/2 and DOS operating systems, the Company provides integrated communication software to original equipment manufacturers (OEMs) such as IBM and Packard Bell, and through other distribution channels to end users. For high-performance PC and LAN systems in small offices or branch offices of large organizations, the Company provides ISDN cards supporting PPP and Multi-link PPP and integration of ISDN/analog telephone systems.

The Company in the past has experienced and in the future may experience significant fluctuations in annual and quarterly operating results that may be caused by many factors including, among others, the introduction or enhancement of or recalls of products by Apple Computer, Inc. ("Apple"), IBM-compatible personal computer (PC) manufacturers, the Company or its competitors; the sales rates of Apple Macintosh personal computers and PCs; product repair/recall programs initiated by Apple for its Macintosh computers; difficulties and delays in connection with the integration of the operations of KNX Limited (Global Village Communication (U.K.), Ltd., or Global Village U.K.); the size and timing of individual orders; market price reductions; market acceptance of new products and technology; seasonality of revenues; customer order deferrals and accelerations in anticipation of new products; changes in the Company's operating expenses; performance of the Company's distributors and suppliers; mix of products sold; quality control of the Company's products; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

The industry in which the Company competes generally is subject to short product life cycles. In this regard, the Company traditionally has experienced a significant reduction in the average selling prices of its products as the time from product introduction elapses. In fiscal year 1996, the Company had instituted significant price reductions with respect to substantially all of its products and expects that competitive pressures will continue to necessitate price reductions. In particular, the Company expects increased competition for its products for the Apple Macintosh family of personal computers to continue as competitors introduce modems for the Apple platform. There can be no assurance that the trend of reduced average selling prices will not accelerate during fiscal 1997.

The Company therefore expects that revenues and/or gross margins from its products for the Apple Macintosh family could remain flat or decrease in future periods, which would have a material adverse effect on the Company's business and results of operations unless the Company can generate sufficient revenues and/or gross margins from its Communications Software Division products and other products to compensate for any shortfall in revenues from its Apple platform products. However, there can be no assurance that revenues for the Apple Macintosh platform family will not decline in future periods. Any price reduction or decrease in sales volume could have a material adverse effect on the Company's results of operations.

Because the Company generally ships products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's expense levels are based in part on its expectations as to future revenues. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's results of operations and liquidity. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

To date, a substantial majority of the Company's revenue has been attributable to sales of its TelePort, PowerPort and OneWorld product lines (all of which are designed around the Apple Macintosh family of computers), and the Company expects that sales of these products will account for a majority of its revenue for the foreseeable future. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its TelePort, PowerPort and OneWorld products as well as the Company's ability to generate increased sales of PC, ISDN, or other products. Though the Company continually seeks to further enhance its product offerings and to develop new products, there can be no assurance that these development efforts will result in enhanced or new products being introduced on a timely basis, or that any such product enhancements or new products will achieve market acceptance. In addition, the announcement by the Company of new products with the potential to replace current products may cause customers to defer purchasing the Company's current products which could have a material adverse effect on the Company's results of operations. As a result of changing technology and market factors, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company writes off inventory that it considers to be excessive or obsolete, there can be no assurance that the Company's recorded allowances for such write-offs and returns will be adequate, and a material increase in such write-offs and returns over historical rates would have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its current products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

The Company derived a portion of its revenue from royalties associated with the bundling of the Company's product with the Apple Macintosh Performa Family of Products. The Company now sells that bundled product directly to Apple. The reduction of royalty revenues from the Apple Macintosh Performa products had an adverse effect on the overall gross margin for the Company in the first quarter of fiscal 1997. Given the uncertainty surrounding the sale of Macintosh computer products, there can be no assurance that revenues and gross margins will not decrease in future periods if the Company is unable to offset reductions of Apple Macintosh related revenues with increased sales of its PC products and ISDN related products.

The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly the modem chip sets designed and manufactured by AT&T and Rockwell International. The Company has no guaranteed supply arrangements with its sole or limited source suppliers. The Company at times in the past has experienced delays in its ability to manufacture sufficient product to meet demand due to the inability of certain suppliers to meet the Company's volume and schedule requirements. There can be no assurance that any sole or limited source supplier will meet the Company's volume and scheduling requirements in the future. Any failure of such a supplier to meet such requirements could have a material adverse effect on the Company's business and results of operations.

The Company continually evaluates potential candidates for acquisitions. Such candidates are selected based on products or markets which are complementary to those of the Company. The Company's operations and financial results could be significantly affected by such an acquisition. There can be no assurance that any such contemplated acquisition will be consummated.

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the Company's consolidated statements of operations.

                                                   Three months ended June 30,
                                                   ---------------------------
                                                     1996               1995
                                                   -------             -------
                                                  (unaudited)       (unaudited)

Net revenue                                           100%             100%
Cost of revenue                                        75%              55%
                                                     ----              ---
        Gross profit                                   25%              45%
                                                     ----              ---

Operating Expense
     Research and development                          13%              11%
     Marketing and sales                               27%              20%
     General and administrative                         5%               6%
     Loss on investment                                 7%               0%
                                                     ----              ---
        Total operating expenses                       52%              37%
                                                     ----              ---

        Income (loss) from operations                 (27)%              8%

Other income, net                                       1%               1%
                                                     ----              ---

        Income (loss) before income taxes             (26)%              9%

Provision for income taxes                             (9)%              4%
                                                     ----              ---

        Net income (loss)                             (17)%              5%
                                                     ====              ===

NET REVENUE

Net revenue includes revenue from gross shipment's, licenses and royalties, less reserves for returns and allowances. Net revenue increased 4% to $30.4 million for the first quarter of fiscal 1997 from $29.3 million for the first quarter of fiscal 1996. The current quarter's revenues were effected by Apple Computer's repair program for the Macintosh PowerBook 5300 and 190 models. The aforementioned repair program was effectively a recall of defective Apple Macintosh computers. The impact of the repair was that it significantly reduced the number of Apple computers that would be available for bundling with the Company's products. The Global Village product most impacted by Apple's repair program were the PowerPort PC cards.

International revenue decreased to $5.8 million or 19% of net revenues for the first quarter of fiscal 1997 compared to $9.4 million or 32% for the first quarter of fiscal 1996. The decrease in international net revenues is primarily attributable to the decrease in the Company's sales to the Asia region. There can be no assurance that the Company will be able to maintain or increase international demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. A majority of the international revenue is denominated in U.S. dollars. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international distributors, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and changes in demand resulting from fluctuations in exchange rates. In addition, the laws of certain foreign countries do not provide protection for the Company's intellectual property to the same extent as do the laws of the United States.

Revenue reserves and allowances are established for estimated future returns due to stock balancing and discontinued and nonsaleable products. There can be no assurance that the Company's historical experience regarding returns and allowances will continue.

COST AND EXPENSES

Cost of revenue primarily consists of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments, and warranty expenses. The Company's gross profit as a percentage of net revenue decreased to 25% from 45% for the first quarter of fiscal 1997 and 1996, respectively. The gross profit decrease was attributable to both minimal revenue produced by the higher margin products, such as the PowerPort PC cards, which was adversely impacted by Apple Computer's repair program for the Macintosh PowerBook 5300 and 190 models, and additional inventory reserves for slow moving products. Gross profit margins are likely to fluctuate as a result of the sales mix between lower and higher margin products, the nature and amount of licensing and royalty income, and changes in distribution channels, as well as changes in component and production costs and price reductions. In particular, the Company expects that over the next several quarters, pricing pressures will continue, and new products will be introduced by the Company's competitors, both of which may have an adverse effect on the gross margins from the Company's products for Apple platform. While the Company believes that the gross margin for the second quarter of fiscal 1997 will be higher than the first quarter, the Company does not expect gross margins to return to significantly higher historical levels. In order to maintain margins, the Company will be required to increase sales of its PC and ISDN products and to continue to introduce new price competitive products for the Apple platform, and there can be no assurance that the Company will be able to do so.

Research and development expenses increased 18% to $3.9 million or 13% of net revenues in the first quarter of fiscal 1997 from $3.3 million or 11% of net revenues in the comparable quarter of fiscal 1996. The increase in the first fiscal quarter of 1997 compared to the same quarter of fiscal 1996 was primarily attributable to increased personnel-related spending associated with new product releases and increased investment in the Company's current products. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, in compliance with SFAS No. 86. "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed." Historically, software development has been substantially completed concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized to date. The Company believes that its future success will depend, in large part, on its ability to enhance its existing product lines and to continue to develop, introduce and deliver new products in a timely fashion. Accordingly, the Company expects that research and development expenses will increase in absolute terms and could increase as a percentage of total net revenue.

Marketing and sales expenses increased by 45% to $8.1 million or 27% of net revenues in the first quarter of fiscal 1997 compared to $5.6 million or 20% of net revenues during the same period of fiscal 1996. Quarterly expenses increased primarily due to an increase in advertising activities associated with the introduction of the Company's FocalPoint product. The Company intends to continue to expand its sales and marketing organizations to promote further market acceptance of its Windows, OS/2, and DOS communications software, and to promote and support its ISDN product lines as well as continuing sales and marketing expenditures for the Apple product lines. Accordingly, marketing and sales expenses are expected to increase in absolute terms and could increase as a percentage of total net revenue.

General and administrative expenses decreased 23% to $1.4 million in the first quarter of fiscal 1997 from $1.9 million in fiscal 1996. General and administrative expenses decreased as a percentage of net revenues to 5% of net revenues for the first quarter of fiscal 1997 from 6% of net revenues for the same period of fiscal 1996.

In April 1996, the Company incorporated its Internet Services Division as a standalone business called GlobalCenter, Inc. At the same time, the Company announced that UUNET Technologies, Inc., had acquired a 19.9% equity interest in Global Center, Inc. As a result, the Company no longer has the ability to exercise significant control over GlobalCenter, Inc. Accordingly, the Company no longer consolidated the results of GlobalCenter, Inc. and began to account for its investment using the equity method of accounting. As a result, of the refinancing and operating performance of GlobalCenter, Inc. during the first quarter of fiscal 1997, the Company recorded an investment loss of $2.2 million.

Net other income remained relatively flat at $0.2 million for the first fiscal quarter of 1997 and $.3 million for the first fiscal quarter of 1996. Net other income represented 1% of net revenues for the first fiscal quarter of both 1997 and 1996.

The Company's effective tax rates for the first quarter of fiscal 1997 and 1996 were 35% and 41%, respectively. The lower effective tax rate for fiscal 1997 compared to 1996 is primarily attributable to the tax effect of decreased foreign losses without tax benefit and decreased state taxes.

The Company recorded a net loss of ($5.1) million, or ($0.30) per share for the first quarter of fiscal 1997 compared to net income of $1.6 million, or $0.09 per share for the comparable quarter of fiscal 1996. The Company incurred a net loss in the current quarter due to the revenue and gross margin shortfall associated with Apple's announced repair program, and the write-off of $2.2 million relating to the refinancing of GlobalCenter, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $20.6 million at June 30, 1996, representing 29% of total assets. The three month decrease in cash and short-term investments of $17.1 million was primarily attributable to the current quarter operating loss, increased accounts receivable days sales outstanding, investments in Ex Machina, Inc. and GlobalCenter, Inc., and increased inventories.

At June 30, 1996, the Company had available lines of credit of approximately $8.0 million under which the Company had no outstanding borrowings. The Company's lines of credit are due for renewal in the second quarter of fiscal 1997. The Company expects to renew its lines of credit at terms substantially similar to its current lines. However, there can be no assurance that the Company will be able to renew its existing lines of credit or obtain substitute lines on commercially reasonable terms or at all.

The Company does not expect fiscal 1997 capital expenditures to significantly exceed historical levels.

In July 1996, the Company completed its minority interest investment in Ex Machina, Inc. by transfering the remaining $3.1 million of the total $4.0 million investment to Ex Machina, Inc.

The Company believes that cash and short-term investments, together with available credit facilities, will be sufficient to meet the Company's cash requirements over the next 12 months.

RISK FACTORS

In addition to the other information in this Quarterly Report, one should carefully consider the following factors in evaluating the Company.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

The market for personal computer communications products is characterized by continual change and improvement in hardware and software technology resulting in short product life cycles. The Company's success will depend on its ability to enhance its current products, develop new products on a timely and cost-effective basis that meet changing customer needs and respond to emerging industry standards and other technological changes. In particular, the Company must adapt its products to the evolving technological standards of the various computer platforms and new technical standards resulting from increases in data transmission speed and wireless communication, as well as new form factors such as PCMCIA. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product development or introduction, would have a material adverse effect on the Company's results of operations. Due in part to the factors described above, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company writes off inventory that it considers to be excessive or obsolete, the Company has both in the past and in the current quarter recorded inventory write-offs in excess of available reserves. There can be no assurance that the Company's recorded allowances for such write-offs will be adequate in the future, and material write-offs could have a material adverse effect on the Company's results of operations. In addition, products as complex as those offered by the Company may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments resulting in a delay in market acceptance or a recall of such products.

DEPENDENCE ON APPLE MACINTOSH FAMILY OF COMPUTER; ADVERSE EFFECT OF REDUCED APPLE SALES

A substantial majority of the Company's sales to date have been derived from products designed for use with the Apple Macintosh family of personal computers, including the Macintosh desktop series of computers and the PowerBook series of portable computers. Therefore, the Company is substantially dependent of the sale of Apple Macintosh computers and the development and sale of new Apple computers. Due to expected continuing pricing pressures and new product introductions by the Company's competitors, the Company expects that revenues from its products for the Apple Macintosh family could remain flat or decrease in future periods, which would have a material adverse effect on the Company's business and results of operations unless the Company can generate sufficient revenues from its PC and other products to compensate for any shortfall in revenues from its Apple products. The market for personal computers is extremely competitive and rapidly changing. There can be no assurance that personal computers competing with the Apple Macintosh family of computers will not displace the Macintosh products or reduce their growth as such personal computers are enhanced in their functionality, evolve to support technologically superior applications or otherwise become economically more attractive.

Apple in the past has experienced difficulty in making the transition associated with the development, manufacturing, marketing, and sale of certain new computers. In this regard, the Company anticipates that there will be ongoing transitions within the Apple product line. These transitions will subject the Company to the risks that (i) potential customers will defer purchases of current products as a result of, among other things, speculation or premature announcements about new products, discontinuance of product lines or corporate restructuring; (ii) the products will not be successfully received in the marketplace; and (iii) Apple will be unable to adequately meet demand for the new products. The inability of Apple to successfully develop, manufacture, market, sell or make the transition to new products, including, among others, new PowerBook products and PowerPC-based computers, would have a material adverse effect on the Company's results of operations. In addition, sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products. For example, in the first quarter of fiscal 1997, when Apple announced its repair program for Macintosh PowerBook 5300 and 190 models, any decrease in the sales of the Apple Macintosh family of computers, could have an immediate and material adverse effect on the Company's results of operations.

DEPENDENCE ON RELATIONSHIP WITH APPLE

The Company relies on its working relationship with Apple, which includes collaborative product development, sharing of information, product sales to Apple and licensing of Apple technology. Apple is not contractually obligated to continue such collaborative development or information sharing activities and could discontinue such activities at any time. In addition, Apple is not contractually obligated to renew its licenses with the Company or purchase the Company's products. Apple is collaborating with other vendors of communications products that compete with the Company's products, and Apple may elect not to renew its licenses with the Company in the future. The Company's strategy of developing products compatible with the Macintosh family of products is substantially dependent on the Company's ability to gain pre-release access to, and to develop expertise in, current and future Macintosh product developments by Apple. There can be no assurance that Apple will continue to cooperate with the Company, and the inability of the Company to maintain and further develop its relationship with Apple would have a material adverse effect on the Company's results of operations. There can be no assurance that Apple will not initiate product repair/recall programs in the future for its Macintosh computers, which if it did, would have an adverse impact on the revenues of the Company.

UNCERTAINTIES RELATING TO KNX ACQUISITION

In January 1996, the Company acquired KNX Limited, a U.K.-based provider of ISDN remote access products, including basic and primary rate ISDN cards for PCs, laptops and servers. The markets in which KNX and the Company have operated in the past are significantly different from one another, and the businesses of the two companies, including research and development, product development, sales and marketing and other matters, are significantly different as well. Until the KNX acquisition, the Company's management had no significant experience in the ISDN marketplace. In addition, KNX's products have focused on PCs, while the majority of the Company's products historically have been created for Macintosh computers. The process of integrating the businesses has required and will continue to require significant management attention, and there can be no assurance that the Company will be able to successfully integrate the two businesses. Failure of the Company to properly manage the integration of the two businesses would have a material adverse effect on the Company's results of operations.

WIRELESS TECHNOLOGY

In June 1996, the Company announced that it was entering into a licensing agreement with Ex Machina, Inc. pursuant to which the Company intends to develop, market and distribute receivers for Ex Machina's AirMedia Live! network. In July 1996, the Company completed an equity investment of approximately $4 million. The AirMedia Live! network is designed to provide news and electronic mail alerts directly to PC desktops without requiring an online connection. The Company has no experience in developing products based on wireless technology and there can be no assurance that it will be able to successfully develop, market or distribute such devices.

COMPETITION

The market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry communication standards and frequent new product introductions. A number of competitors offer products that compete with one or more of the Company's products. Other companies in the personal computer industry, such as modem vendors, remote access server vendors, communications software vendors, microprocessor and chip set suppliers, networking equipment suppliers, fax machine manufacturers, personal computer manufacturers and telecommunications companies could seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on sales of the Company's products.

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

Many of the Company's competitors have substantially greater financial, technical, sales marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. In addition, the market for the Company's products is characterized by significant price competition, and the Company expects that it will face increasing pricing pressures from its current competitors. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to further reduce its prices. Any material reduction in the prices of the Company's products would negatively affect gross profit as a percentage of net revenue and would require the Company to increase unit sales in order to maintain net revenue.

Additionally, the ISDN marketplace is much more competitive than the Apple marketplace, and the Company does not have a proprietary position as it does in the Apple marketplace. There can be no assurance that the Company will be able to compete successfully in the ISDN marketplace.

DEPENDENCE ON MANUFACTURERS

The Company's manufacturing operations consist primarily of turnkey managers, program managers, quality assurance, packaging and shipping personnel. For a majority of its hardware assemblies, the Company purchases fully manufactured and tested units from Flextronics Technologies, Inc., a "turnkey" manufacturing subcontractor. Components and manufacturing services from the Company's suppliers are obtained on an as-needed basis. The Company believes that there are a number of alternative contract manufactures that could produce the Company's products. However, it could take a significant period of time and result in significant additional expense to qualify an alternative subcontractor and commence manufacturing in the event of a reduction or interruption of production. Therefore, the Company is highly dependent, on a short-term basis, on its continued relationship with its primary "turnkey" manufacturing subcontractor and any reduction, interruption or termination of this relationship could have a material adverse effect on the operating results of the Company.

RELIANCE ON DISTRIBUTORS

A majority of the Company's net revenue is derived from sales to distributors that are not under the direct control of the Company. These distributors carry multiple product lines and could reduce their support of the Company's products in favor of a competitor's products or for any other reason. The loss of any of the Company's major distributors would have a material adverse effect on the Company's results of operations. Under certain conditions, the Company offers stock balancing and price protection programs to its distributors. Therefore, the Company is exposed to the risk of product returns from distributors and direct reseller customers. There can be no assurance that the Company's recorded allowances for returns will be adequate and a material increase in returns over historical rates would have a material adverse effect on the Company's results of operations.

DEPENDENCE ON KEY PERSONNEL; INTEGRATION OF NEW MANAGEMENT

The Company's future success depends to a significant extent on its senior management and other key employees, including key development personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's results of operations. The Company has no employment agreements with any of its key employees. The Company also believes that its future success will depend in large part on its ability to attract and retain additional key employees. Competition for such personnel in the computer industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

The Company recently has experienced significant growth in the number of employees. This growth has placed substantial demands on the Company. The Company's ability to assimilate new personnel will be critical to the Company's performance. The Company will be required to recruit additional key management personnel, expand its direct sales force, improve its operational and financial systems, expand its customer support functions and train, motivate and manage its employees. There can be no assurance that the Company will be able to manage these changes successfully.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

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

The Company seeks to protect its brand names under trademark and unfair competition laws. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurances that the Company's means of protecting its proprietary rights will be adequate or that the company's competitors will not independently develop similar technology.

The Company is aware of products in addition to its own that are marketed under the trademarks "PowerPort," "TelePort," "GlobalFax", "FocalPoint" and "OneWorld". The Company also is aware of a company that operates under the name Global Villages and provides computer-related services. There can be no assurance that litigation with respect to these trademarks will not be instituted by any such parties or by others as has occurred with FocalPoint (see
Item 1. Legal Proceedings). If any such litigation were successful, the Company could be required to pay damages and cease all use of a particular trademark. There can be no assurance that any loss of the right to use a trademark would not reduce sales of the Company's products. In any event, even if the Company were successful in any such litigation, the legal and other costs associated with such litigation could be substantial. As is customary in the Company's industry, the Company from time to time receives communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that any such claims would not result in protracted and costly litigation.

VOLATILITY OF STOCK PRICE

The market price of the Company's Common Stock has been volatile and trading volumes have been relatively low. Factors such as variations in the Company's revenue, operating results and cash flow and announcements of technological innovations or price reductions by the Company, its competitors, Apple, PC manufacturers, or providers of alternative products could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock markets have experienced significant price and volume fluctuations that particularly have affected technology-based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ANTI-TAKEOVER PROVISIONS

The Company's Board of Director's has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. While the Company has no present intention to issue shares of Preferred Stock, any such issuance could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of the Company. Furthermore, certain provision of the Company's Certificate of Incorporation may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's Common Stock.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 24, 1995, a complaint was filed in the Santa Clara County Superior Court against the Company and certain individuals after plaintiff's employment with the Company ended, reference is made to Item 3. Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. In July of 1995, both the Company and certain individuals filed their answers to the complaint, generally denying the allegations against them and raising numerous affirmative defenses. No trial date has been set.

On April 8, 1996, in response to trademark infringement claims asserted by Apollo Travel Services Partnership ("Apollo") and Galileo International Partnership ("Galileo") with respect to Global Village's trademark FocalPoint, Global Village filed an action in the Northern District of California seeking a judicial declaration of non-infringement. Apollo and Galileo subsequently filed a trademark infringement action in the Northern District of Illinois alleging infringement of their rights in the mark FOCALPOINT. The venue in which this dispute will be resolved has not, as yet been determined. In August 1996, hearings are scheduled in both Northern California and Northern Illinois courts.

Litigation is inherently uncertain, and there can be no assurance that the resolution of the plaintiff's claims or expense associated with the litigation will not have a material adverse effect on the Company.

ITEM 5. OTHER INFORMATION

In July 1996, the Company completed its investment of approximately $4,000,000 for a minority equity interest in Ex Machina, Inc. Ex Machina, Inc. is a privately held wireless solutions company that develops and markets products and services that merge computing and wireless communication technologies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         11.1 Computation of Net Income (Loss) Per Share

     (b)  Reports on Form 8-K

         The Company filed a Form 8-K on May 22, 1996. The Company reported on such form, under Item 5, stating that the Company expected a significant revenue decline from the prior quarter and a loss for the quarter.

ITEMS 2, 3, AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

EXHIBIT 11.1

                       GLOBAL VILLAGE COMMUNICATION, INC.
                   COMPUTATION OF NET INCOME (LOSS) PER SHARE
                      (in thousands, except per share data)

                                                                       THREE MONTHS ENDED JUNE 30,
                                                                      -----------------------------
                                                                         1996                1995
                                                                      ---------            --------

Net income (loss)                                                     $ (5,063)            $  1,604
                                                                      ========             ========

Weighted average share outstanding during the period                    16,809               16,167
Common stock equivalents                                                    --                1,706
                                                                      --------             --------

     Shares used in computing net income (loss)  per share              16,809               17,873
                                                                      --------             --------


    Net income (loss) per share (1)                                   $  (0.30)            $   0.09
                                                                      ========             ========

(1) Fully diluted earnings per share have not been presented because the effects are not material.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Global Village Communication, Inc.



         August 5, 1996                      /s/  James M. Walker
         --------------                      ----------------------------------
         Date                                     James M. Walker
                                                  Vice President, Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)