Form 10-Q
period 1996-09-30
GLOBAL VILLAGE COMMUNICATION INC
filed 1996-11-14
CIK 875983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of September 30, 1996 was 16,857,708.

                       GLOBAL VILLAGE COMMUNICATION, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                                  Page
  Item 1.  Consolidated Financial Statements

                 a)  Condensed Consolidated Balance Sheets
                     as of September 30, 1996 and March 31, 1996................    3

                 b)  Condensed Consolidated Statements of Operations
                     for the six months ended September 30, 1996 and 1995.......    4

                 c)  Condensed Consolidated Statements of Cash Flows
                     for the six months ended September 30, 1996 and 1995.......    5

                 d)  Notes to Condensed Consolidated Financial Statements.......    6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................    8


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................   20

  Item 4.  Submission of Matters to a Vote of Security Holders..................   20

  Item 6.  Exhibits and Reports on Form 8-K.....................................   21

SIGNATURES......................................................................   22

                          PART 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                       GLOBAL VILLAGE COMMUNICATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                        September 30,   March 31,
                                                            1996          1996
                                                            ----          ----
                                                         (unaudited)    (audited)
ASSETS
    Cash and short-term investments                        $11,326       $37,719
    Accounts receivable, net                                20,503        12,449
    Inventories, net                                         5,615         5,779
    Deferred income taxes                                   11,384         2,384
    Income tax receivable                                    2,505            --
    Other current assets                                     2,055         1,998
    Net assets of discontinued operations                       --           277
                                                           -------       -------
               Total current assets                         53,388        60,606

    Property and equipment, net                              8,811        10,055

    Investment in Ex Machina                                 4,043            --
    Other assets                                             1,343         1,374
                                                           -------       -------
       Total assets                                        $67,585       $72,035
                                                           =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
       Accounts payable                                    $16,908       $18,046
       Accrued and other liabilities                         4,237         5,823
       Income taxes payable                                     --           335
       Net liabilities of discontinued operations            4,238            --
                                                           -------       -------
           Total current liabilities                        25,383        24,204

    Stockholders' equity                                    42,202        47,831
                                                           -------       -------
       Total liabilities and stockholders' equity          $67,585       $72,035
                                                           =======       =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                       Three Months Ended September 30,  Six Months Ended September 30,
                                             1996            1995            1996            1995
                                           --------        --------        --------        --------
Net revenue                                $ 32,298        $ 30,636        $ 60,741        $ 58,247
Cost of revenue                              21,762          17,098          43,488          32,140
                                           --------        --------        --------        --------
    Gross profit                             10,536          13,538          17,253          26,107
                                           --------        --------        --------        --------
Operating expenses:
  Research and development                    3,082           3,329           6,443           6,359
  Marketing and sales                         6,048           5,019          13,581          10,069
  General and administrative                  1,995           1,192           3,366           2,538
  Loss from investment                           --              --           2,191              --
                                           --------        --------        --------        --------
    Total operating expenses                 11,125           9,540          25,581          18,966
                                           --------        --------        --------        --------

    Income (loss) from continuing
       operations                              (589)          3,998          (8,328)          7,141
Other income, net                               323             205             553             484
                                           --------        --------        --------        --------
    Income (loss) before income
       taxes                                   (266)          4,203          (7,775)          7,625
Provision for income taxes                      (93)          1,303          (2,796)          2,398
                                           --------        --------        --------        --------
    Net income (loss)
       from continuing operations          $   (173)       $  2,900        $ (4,979)       $  5,227
                                           --------        --------        --------        --------

Discontinued operations:
    Loss from discontinued
       operations                          $ (1,565)       $   (597)       $ (1,822)       $ (1,320)

    Gain on disposal of discontinued
       operations, net of taxes            $  2,133              --        $  2,133              --

                                           --------        --------        --------        --------
    Net income (loss)                      $    395        $  2,303        $ (4,668)       $  3,907
                                           ========        ========        ========        ========
    Net income (loss) per share
       from continuing operations          $  (0.01)       $   0.16        $  (0.30)       $   0.29
    Net income (loss) per share
       from discontinued operations        $   0.03        $  (0.03)       $   0.02        $  (0.07)
                                           --------        --------        --------        --------

    Net income (loss) per share            $   0.02        $   0.13        $  (0.28)       $   0.22
                                           ========        ========        ========        ========

    Shares used in computing
       net income (loss) per share           17,388          17,866          16,766          17,823
                                           ========        ========        ========        ========

       See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     SIX MONTHS ENDED SEPTEMBER 30,
                                                                                        1996            1995
                                                                                        ----            ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
         Net income (loss)                                                           ($  4,668)       $  3,907
         Adjustment to reconcile net income (loss)
         to net cash provided by operating activities:
                  Depreciation and amortization                                          1,675           1,211
                  Deferred income taxes                                                 (9,000)             --
                  Write-off Global Center Investment                                     2,191              --
         Changes in assets and liabilities:
                  Accounts receivable, net                                              (8,266)           (599)
                  Inventories                                                               83           1,510
                  Income taxes                                                          (2,840)          1,946
                  Other current assets                                                    (238)           (219)
                  Accounts payable                                                        (870)         (6,778)
                  Accrued and other liabilities                                         (1,079)            390
                                                                                      --------        --------
         Net cash provided by (used in) operating activities of:
                  Continuing operations                                                (23,012)          1,368
                  Discontinued operations                                                4,515           1,433
                                                                                      --------        --------
                           Net cash provided by (used in) operating activities         (18,497)          2,801
                                                                                      --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
                  Purchases of property and equipment                                   (1,311)         (3,203)
                  Other assets                                                             (33)            131
                  Purchases of short-term investments                                  (23,217)         (7,618)
                  Proceeds from sales and maturities of short-term investments          44,542          16,018
                  Investment in Ex Machina                                              (4,043)             --
                  Investment in Global Center                                           (1,548)             --
                                                                                      --------        --------
                           Net cash provided by investing activities                    14,390           5,328
                                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on repurchases of Common Stock                                        (1,161)             --
         Proceeds from issuance of Common Stock, net                                       447             767
                                                                                      --------        --------
                           Net cash  provided by (used in) financing activities           (714)            767
                                                                                      --------        --------
         Effect of exchange rate changes on cash and cash equivalents                     (247)            (90)
                                                                                      --------        --------

Net increase (decrease) in cash and cash equivalents                                    (5,068)          8,806
Cash and cash equivalents at beginning of period                                        15,900           5,789
                                                                                      --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 10,832        $ 14,595
                                                                                      ========        ========

Supplemental disclosures:
         Cash paid during the period for:
                  Interest                                                            $      8              --
                  Income taxes                                                        $     44        $    383
         Non-cash investing and financing activities:
                  Non-cash net assets contributed to GlobalCenter, Inc.               $    643              --

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements as of September 30, 1996 and for the three and six months ended September 30, 1996 and 1995, include all adjustments that in the opinion of management are necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. Certain reclassifications have been made for consistent presentation. All periods presented have been restated to show the discontinuance of the Company's enterprise network server operation based in the U.K. (see Note 5). The Company's interim results are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

2. NET INCOME (LOSS) PER SHARE

Net income (loss) per share data has been computed using net income (loss) and the weighted average number of shares of Common Stock and common equivalent shares from stock options outstanding (when dilutive using the treasury stock method).

3. INVENTORIES

(in thousands)                  September 30, 1996               March 31, 1996
                                ------------------               --------------
Purchased parts                       $  270                         $  205
Work in process                          466                            198
Finished goods                         4,879                          5,376
                                      ------                         ------
                                      $5,615                         $5,779
                                      ======                         ======

4. CASH AND SHORT-TERM INVESTMENTS

Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified its investments in certain debt and equity securities as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. As of September 30, 1996 unrealized gains and losses were not significant.

Short-term investments generally consist of U.S. Treasury Bills, commercial paper, and municipal bonds with original maturities in excess of 90 days. At September 30, 1996, all such investments had maturities or fixed put features of less than one year. Available-for-sale securities consisted of the following (in thousands):

                                    September 30, 1996           March 31, 1996
U.S. Government securities               $   494                    $ 1,647
Municipal securities                          --                     20,172
                                         -------                    -------
                                         $   494                    $21,819
                                         =======                    =======

These securities were classified as short-term investments as of September 30, 1996 and March 31, 1996.

5. DISCONTINUED OPERATIONS

In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation based in the United Kingdom by December 31, 1996 (formerly, the Company's ISDN Division). The disposition of the division has been accounted for as a discontinued operation in accordance with APB No. 30 and prior period financial statements have been restated to reflect the discontinuation of the enterprise network server operation. The components of net assets (liabilities) of the discontinued operation included in the consolidated balance sheets at September 30, 1996 and March 31, 1996 are summarized as follows (in thousands):

                                             September 30, 1996  March 31, 1996
Current assets                                    $ 2,350            $3,181
Property and equipment, net                           100               738
                                                  -------            ------
     Total assets                                   2,450             3,919
                                                  -------            ------

     Total liabilities                              6,688             3,642

                                                  -------            ------
     Net assets (liabilities)                     $(4,238)           $  277
                                                  =======            ======


The estimated exit costs of $6.9 million associated with discontinuance of this operation consist primarily of asset and inventory liquidations, operating losses during phaseout, customer returns and transition issues, personnel severance, and other transaction costs. A summary of the exit costs are as follows (in thousands):

Asset writeoffs                                                         $ 1,043
Inventory writedown                                                       1,889
Severance costs                                                             900
Operating losses during phase out                                         1,060
Customer returns and transition                                           1,839
Other fees and costs                                                        136
                                                                        -------
Total exit costs                                                        ($6,867)

Tax benefit                                                               9,000
                                                                        -------

Estimated gain on discontinuance                                        $ 2,133
                                                                        =======

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

The Company presently operates two major divisions: the Communications Systems Division and the Communications Software Division. For the Apple Macintosh, the Company's products are characterized by a highly integrated, proprietary software and hardware design which makes computer communications easy for the average user. For Windows, OS/2 and DOS operating systems, the Company provides integrated communication software to original equipment manufacturers (OEMs) such as Gateway and Dell Computers, and through other distribution channels to end users. In addition, the Company recently announced the Company's NewsCatcher wireless receiver which provides up-to-the minute news, sports and entertainment information to users through the PC.

In April 1996, the Company incorporated its Internet Services Division as a standalone business called GlobalCenter, Inc. At the same time, the Company announced that UUNET Technologies, Inc., had acquired an equity interest in GlobalCenter, Inc. The Company no longer has the ability to exercise significant control over GlobalCenter, Inc. and accordingly no longer consolidates the results of GlobalCenter, Inc. and accounts for its investment using the equity method of accounting.

In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation based in the United Kingdom (formerly, the Company's ISDN Division). The results for the division have been accounted for as a discontinued operation in accordance with APB No. 30.

The Company in the past has experienced and in the future may experience, significant fluctuations in annual and quarterly operating results that may be caused by many factors including, among others, the introduction, enhancement or recalls of products by Apple Computer, Inc. ("Apple"), IBM-compatible personal computer (PC) manufacturers, the Company or its competitors; the sales rates of Apple Macintosh personal computers and PCs; the size and timing of individual orders; market price reductions; market acceptance of new products and technology; seasonality of revenues; customer order deferrals and accelerations in anticipation of new products; changes in the Company's operating expenses; performance of the Company's distributors and suppliers; mix of products sold; quality control of the Company's products; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

In May 1996, Apple announced a repair program for its Powerbook 5300 and 190 laptop computers which was effectively a recall of defective Apple Macintosh computers. As a result of the repair program, the Company experienced significantly reduced sales of its PowerPort products, particularly, its PowerPort PC cards. Sales of such products have not returned to the levels achieved prior to Apple's announcement and the Company does not believe that it will achieve such sales levels for the foreseeable future. The Company therefore expects that revenues and/or gross margins from its products for the Apple Macintosh family could decrease in future periods, which would have a material adverse effect on the Company's business and results of operations unless the Company can generate sufficient revenues and/or gross margins from its Communications Software Division products and other products to compensate for any shortfall in revenues from its Apple platform products. Any price reduction or decrease in sales volume could have a material adverse effect on the Company's results of operations.

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

To date, a substantial majority of the Company's revenue has been attributable to sales of its TelePort and PowerPort product lines (all of which are designed around the Apple Macintosh family of computers), and the Company expects that sales of these products will account for a majority of its revenue for the foreseeable future. The Company's future financial performance will depend on the successful development, introduction and customer acceptance of new and enhanced versions of its TelePort, PowerPort, OneWorld and NewsCatcher products as well as the Company's ability to generate increased sales of PC, or other products. Though the Company continually seeks to further enhance its product offerings and to develop new products, there can be no assurance that these development efforts will result in enhanced or new products being introduced on a timely basis, or that any such product enhancements or new products will achieve market acceptance. In addition, the announcement by the Company of new products with the potential to replace current products may cause customers to defer purchasing the Company's current products which could have a material adverse effect on the Company's results of operations. As a result of changing technology and market factors, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company writes off inventory that it considers to be excessive or obsolete, there can be no assurance that the Company's recorded allowances for such write-offs and returns will be adequate, and a material increase in such write-offs and returns over historical rates would have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its current products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

The Company is dependent on sole or limited source suppliers for certain key components and services used in its products, particularly the modem chip sets designed and manufactured by Rockwell International and the providing of timely news and information services by the AirMedia Live! network. The Company has no guaranteed supply arrangements with its sole or limited source suppliers. The Company at times in the past has experienced delays in its ability to manufacture sufficient product to meet demand due to the inability of certain suppliers to meet the Company's volume and schedule requirements. There can be no assurance that any sole or limited source supplier will meet the Company's volume and scheduling requirements in the future or that the AirMedia Live! network will provide updates in a timely manner. Any failure of any such supplier to meet such requirements could have a material adverse effect on the Company's business and results of operations.

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

                                           Three Months Ended      Six Months Ended
                                             September 30,          September 30,
                                            1996       1995       1996        1995
                                            ----       ----       ----        ----
Net revenue                                 100 %      100 %      100 %       100 %
Cost of revenue                              67         56         72          55
                                            ---        ---        ---         ---
    Gross profit                             33         44         28          45
                                            ---        ---        ---         ---
Operating expenses:
    Research and development                 10         11         11          11
    Marketing and sales                      19         16         22          17
    General and administrative                6          4          6           5
    Loss from investment                     --         --          4          --
                                            ---        ---        ---         ---
       Total operating expenses              35         31         43          33
                                            ---        ---        ---         ---
       Income (loss) from continuing
           operations                        (2)        13        (15)         12
Other income, net                             1          1          1           1
                                            ---        ---        ---         ---
    Income (loss) before income taxes        (1)        14        (14)         13
Provision for income taxes                   --          4         (5)          4
                                            ---        ---        ---         ---
    Net income (loss)
       from continuing operations            (1)        10         (9)          9
                                            ---        ---        ---         ---
Discontinued operations
    Income (loss) from discontinued
       operations                            (5)        (2)        (3)         (2)
    Gain on disposal of discontinued
       operations, net of taxes               7         --          4          --
                                            ---        ---        ---         ---
    Net income (loss)                         1 %        8 %       (8)%         7 %
                                            ===        ===        ===         ===

NET REVENUE

Net revenue includes revenue from gross shipments, licenses and royalties, less reserves for returns and allowances. Net revenue increased 5.4% to $32.3 million for the second quarter of fiscal 1997 from $30.6 million for the second quarter of fiscal 1996. For the six months ended September 30, 1996, net revenue increased 4.3% to $60.7 million compared to $58.2 million during the same period ended September 30, 1995. The quarterly and six-month revenue comparisons continued to be affected by Apple Computer's repair program for the Macintosh PowerBook 5300 and 190 models. The impact of the repair program was that it significantly reduced the number of Apple computers that would be available for bundling with the Company's products. The Company's products most impacted by Apple's repair program are its PowerPort PC cards.

International revenue decreased to $4.1 million or 13% of net revenues for the second quarter of fiscal 1997 compared to $6.8 million or 22% for the second quarter of fiscal 1996. For the six months ended September 30, 1996, international net revenue totaled $7.9 million or 13% of total net revenue compared to $14.5 million or 25% of total net revenue for the same period in the prior year. The decrease in international net revenues is primarily attributable to the decrease in the Company's sales to Apple in the Asia region. There can be no assurance that the Company will be able to maintain or increase international demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations and distributors, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and changes in demand resulting from fluctuations in exchange rates. In addition, the laws of certain foreign countries do not provide protection for the Company's intellectual property to the same extent as do the laws of the United States.

Revenue reserves and allowances are established for estimated future returns due to stock balancing and discontinued and nonsaleable products based on the Company's past experience and internal forecasts. There can be no assurance that the Company's historical experience regarding returns and allowances will continue or that its projections will prove accurate. If the Company experiences returns in excess of its reserves, the Company's results of operations could be materially, adversely effected.

COST AND EXPENSES

Cost of revenue primarily consists of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments and warranty expenses. The Company's gross profit as a percentage of net revenue decreased to 33% from 44% for the second quarters of fiscal 1997 and 1996, respectively. Gross profit as a percentage of net revenue decreased to 28% from 45% for the six month periods ended September 30, 1996 and 1995, respectively. The gross profit decrease was attributable to both minimal revenue produced by higher margin products, such as PowerPort PC cards, which were adversely impacted by Apple Computer's repair program for the Macintosh PowerBook 5300 and 190 models, and additional inventory reserves for slow moving products. Gross profit margins are likely to fluctuate as a result of the sales mix between lower and higher margin products, the nature and amount of licensing and royalty income, and changes in distribution channels, as well as changes in component and production costs and price reductions. In particular, the Company expects that over the next several quarters, pricing pressures will continue, and new products will be introduced by the Company's competitors, both of which may have an adverse effect on the gross margins from the Company's products for the Apple platform. The Company does not expect gross margins to return to its higher historical levels. In order to maintain margins, the Company will be required to increase sales of its PC products and to continue to introduce new price competitive products. There can be no assurance that the Company will be able to do so.

Research and development expenses decreased 7% to $3.1 million or 10% of net revenues for the second quarter of fiscal 1997 from $3.3 million or 11% of net revenues in the comparable quarter of fiscal 1996. For the six months ended September 30, 1996 research and development expenses remained flat at $6.4 million or 11% of net revenues compared to the same period of fiscal 1996. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, in compliance with SFAS No. 86. "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed." Historically, software development has been substantially completed concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized to date. The Company believes that its future success will depend, in large part, on its ability to enhance its existing product lines and to continue to develop, introduce and deliver new products in a timely fashion. Accordingly, the Company expects that research and development expenses will increase in absolute terms and could increase as a percentage of total net revenue.

Marketing and sales expenses increased by 21% to $6.0 million or 19% of net revenues in the second quarter of fiscal 1997 compared to $5.0 million or 16% of net revenues during the same period of fiscal 1996. For the six months ended September 30, 1996, marketing and sales expenses increased 35% to $13.6 million or 22% of net revenues from $10.1 million or 17% of net revenues for the same period in the prior year. Quarterly expenses increased primarily due to an increase in advertising activities associated with the introduction of NewsCatcher, the Company's first wireless internet receiver product, a 33.6 kbps version of its Teleport fax/modems and a major upgrade to the Company's Focal Point product. The Company intends to continue to expand its sales and marketing organizations to promote further market acceptance of its Windows, OS/2, and DOS communications software, as well as continuing sales and marketing expenditures for the Apple product lines. Accordingly, marketing and sales expenses are expected to increase in absolute terms and could increase as a percentage of total net revenue. In addition, the Company expects that it will continue to incur significant costs associated with the promotion of NewsCatcher, including costs for advertising and channel development. If the NewsCatcher product is not successfully promoted or the costs of such promotion exceed the Company's anticipated costs, the Company's results of operations could be materially, adversely effected.

General and administrative expenses increased 67% to $2.0 million or 6% of net revenues in the second quarter of fiscal 1997 from $1.2 million or 4% of net revenues in fiscal 1996. For the six months ended September 30, 1996, general and administrative expenses increased 33% to $3.4 million or 6% of net revenues from $2.5 million or 4% of net revenues for the same period in the prior year. The increases in spending were largely due to legal expenses associated with the settlement of two lawsuits and other general operating expenses due to increased headcount.

In April 1996, the Company incorporated its Internet Services Division as a standalone business called GlobalCenter, Inc. At the same time, the Company announced that UUNET Technologies, Inc., had acquired an equity interest in GlobalCenter, Inc. The Company no longer has the ability to exercise significant control over GlobalCenter, Inc. and accordingly no longer consolidates the results of GlobalCenter, Inc. and accounts for its investment using the equity method of accounting. As a result of the refinancing and operating performance of GlobalCenter, Inc. during the first quarter of fiscal 1997, the Company recorded an investment loss of $2.2 million.

Net other income remained relatively flat at $0.3 million for the second fiscal quarter of 1997 and $0.2 million for the second fiscal quarter of 1996. For the six months ended September 30, 1996, net other income was $0.6 million compared to $0.5 million for the same period in the prior year.

The Company's effective tax rates for the second quarter of fiscal 1997 and 1996 were 35% and 31%, respectively. For the six months ended September 30, 1996 the effective tax rate was 36% compared to 31% for the same period in the prior year. The increase in the tax benefit for the second quarter of fiscal 1997 and the six months ending September 30, 1996 is due primarily to the reinstatement of the Federal tax credit for increased research expenditures.

In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue the enterprise network server operation based in the United Kingdom. The disposition of the segment has been accounted for as a discontinued operation. The discontinued enterprise network server operation reported a net loss of $1.6 million from discontinued operations and an estimated net gain of $2.1 million on the disposal of the operation. The net gain of $2.1 million on the disposal of the discontinued operation consists of exit costs of $6.9 million offset by tax benefit of $9.0 million. See Note 5 of Notes to Condensed Consolidated Financial Statements.

The Company recorded net income of $0.4 million, or $0.02 per share for the second quarter of fiscal 1997 compared to net income of $2.3 million, or $0.13 per share for the comparable quarter of fiscal 1996. Net income of $0.4 million includes a one-time net gain of $0.6 million associated with the discontinuance of the enterprise network server operation based in the United Kingdom and a one-time net charge of $0.3 million relating to the settlement of two lawsuits. Excluding the one-time charges, net income for the second quarter of fiscal 1997 was $0.1 million or $0.01 per share. For the six months ended September 30, 1996, the Company recorded a net loss of $4.7 million or $0.28 per share compared to net income of $3.9 million or $.22 per share for the same period in fiscal 1996. The Company incurred a net loss in the six months ended September 30, 1996 due to the revenue and gross margin shortfall associated with Apple's announced repair program, and the write-off of $2.2 million relating to the refinancing of GlobalCenter, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $11.3 million at September 30, 1996, representing 16.8% of total assets. The six-month decrease in cash and short-term investments of $26.4 million was primarily attributable to operating losses (exclusive of deferred tax benefits), increased accounts receivable, investments in Ex Machina, Inc. and GlobalCenter, Inc., and repurchases of common stock.

At September 30, 1996, the Company had available lines of credit of approximately $8.0 million under which the Company had no outstanding borrowings. The Company renegotiated its lines of credit and as of October 22, 1996, increased its available line to $15.0 million. The terms of the renewal are substantially similar to those of the previous agreement.

The Company does not expect fiscal 1997 capital expenditures to significantly exceed historical levels.

Since its last fiscal year end, however, the Company has used approximately $25.4 million in cash to finance both its continuing and discontinued operations as well as various investing activities. At September 30, 1996, the Company's principal sources of liquidity were $11.3 million in cash and short-term investments and the available lines of credit discussed above. The Company has undertaken measures to attempt to improve its cash operating performance and manage its cash requirements for the remainder of fiscal 1997 and beyond through the discontinuance of its enterprise network server operation, a planned reduction in investment activities, and the implementation of cost containment measures in certain operating areas.

The Company currently believes that existing cash and short-term investments and available credit facilities, along with improved operating performance, the discontinuance of the enterprise network server operation, the recovery of certain tax assets, reduced investment requirements, and improved accounts receivable collection efforts, will allow the Company to meet its cash requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing during and after such time period. The Company's funding requirements may change at any time due to various factors including the Company's operating results, the results and timing of the Company's launch of new products and services, the Company's ability to successfully reduce or control various operating expenses through cost containment measures or operating reductions, the Company's investment requirements, the success of the Company's marketing efforts, technological advances and competition. There can be no assurance that adequate funding will be available to the Company or, if available, that funding will be on terms favorable to the Company, and could require the issuance of additional debt or equity securities which could dilute the ownership of existing stockholders. Any shortfall in funding could result in the Company having to curtail the introduction or development of new products and its entry into new markets, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON APPLE MACINTOSH FAMILY OF COMPUTERS; ADVERSE EFFECT OF REDUCED APPLE SALES

A substantial majority of the Company's sales to date have been derived from products designed for use with the Apple Macintosh family of personal computers, including the Macintosh desktop series of computers and the PowerBook series of portable computers. Therefore, the Company is substantially dependent of the sale of Apple Macintosh computers and the development and sale of new Apple computers. Due to expected continuing pricing pressures and new product introductions by the Company's competitors, the Company expects that revenues from its products for the Apple Macintosh family could decrease in future periods, which would have a material adverse effect on the Company's business and results of operations unless the Company can generate sufficient revenues from its PC and other products to compensate for any shortfall in revenues from its Apple products. The market for personal computers is extremely competitive and rapidly changing. There can be no assurance that personal computers competing with the Apple Macintosh family of computers will not displace the Macintosh products or reduce their growth as such personal computers are enhanced in their functionality, evolve to support technologically superior applications or otherwise become economically more attractive.

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

WIRELESS TECHNOLOGY

In June 1996, the Company announced that it was entering into a licensing agreement with Ex Machina, Inc. pursuant to which the Company intends to develop, market and distribute receivers for Ex Machina's AirMedia Live! network. In July 1996, the Company completed an equity investment of approximately $4 million. The Company has no experience in developing products based on wireless technology and there can be no assurance that it will be able to successfully develop, market or distribute such devices. Ex Machina, Inc. is a venture capital-backed start-up that does not have significant experience in operating networks similar to the AirMedia Live! network. There can be no assurance that Ex Machina will successfully manage the AirMedia Live! network or that it will be able to provide timely and reliable service. Furthermore, the AirMedia Live! network is supported by a single wireless paging company. If such company experiences system outages or the AirMedia Live! network proves to be unreliable or does not provide updates in a timely manner, revenue from NewsCatcher will be materially, adversely effected which could have a material adverse effect on the Company's results of operations.

COMPETITION

The market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry communication standards and frequent new product introductions. A number of competitors offer products that compete with one or more of the Company's products. Other companies in the personal computer industry, such as modem vendors, remote access server vendors, communications software vendors, microprocessor and chip set suppliers, networking equipment suppliers, fax machine manufacturers, personal computer manufacturers, paging companies and telecommunications companies could seek to expand their product offerings by designing and selling products using competitive technology that could render the Company's products obsolete or have a material adverse effect on sales of the Company's products.

Apple currently offers products that compete directly or indirectly with the Company's products and can be expected to introduce additional competitive products in the future. Apple currently bundles modems and communications software with some of its computers, and the Company anticipates that Apple will continue to bundle such products in the future. In addition, Apple may further enhance communications functionality within its desktop or portable computers. Any such additional bundling or enhancement by Apple could have a material adverse effect on the Company's results of operations.

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

DEPENDENCE ON KEY PERSONNEL; INTEGRATION OF NEW MANAGEMENT

The Company's future success depends to a significant extent on its senior management and other key employees, including key development personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's results of operations. For example, in November 1996, the Vice President of Sales announced his resignation from the Company. As a result, the Company will be required to replace such individual in a timely manner. The Company believes that its future success will depend in large part on its ability to attract and retain additional key employees. Competition for such personnel in the computer industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. If the Company were to fail to replace or retain its key employees or attract additional key employees, the Company's results of operations could be materially adversely effected. The Company has no employment agreements with any of its key employees.

The Company has experienced growth in the number of employees. This growth has placed substantial demands on the Company. The Company's ability to assimilate new personnel will be critical to the Company's performance. The Company will be required to recruit additional key management personnel, expand its direct sales force, expand its customer support functions and train, motivate and manage its employees. There can be no assurance that the Company will be able to manage these changes successfully.

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

The Company is aware of products in addition to its own that are marketed under the trademarks "PowerPort," "TelePort," "GlobalFax", "Focal Point" and "OneWorld". The Company also is aware of a company that operates under the name Global Villages and provides computer-related services. There can be no assurance that litigation with respect to these trademarks will not be instituted by any such parties or by others as has occurred with FocalPoint (see
Item 1. Legal Proceedings). If any such litigation were successful, the Company could be required to pay damages and cease all use of a particular trademark. There can be no assurance that any loss of the right to use a trademark would not reduce sales of the Company's products. In any event, even if the Company were successful in any such litigation, the legal and other costs associated with such litigation could be substantial. As is customary in the Company's industry, the Company from time to time receives communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that any such claims would not result in protracted and costly litigation.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


On March 24, 1995, a complaint was filed in the Santa Clara County Superior Court against the Company and certain individuals after plaintiff's employment with the Company ended, reference is made to Item 3. Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. In July 1995, both the Company and certain individuals filed their answers to the complaint, generally denying the allegations against them and raising numerous affirmative defenses. In August 1996, the parties agreed to settle the suit, the terms of which are confidential.

On April 8, 1996, in response to trademark infringement claims asserted by Apollo Travel Services Partnership ("Apollo") and Galileo International Partnership ("Galileo") with respect to Global Village's trademark FocalPoint, Global Village filed an action in the Northern District of California seeking a judicial declaration of non-infringement. Apollo and Galileo subsequently filed a trademark infringement action in the Northern District of Illinois alleging infringement of their rights in the mark FOCALPOINT. On October 18, 1996, all claims between the parties regarding the FocalPoint mark were settled with the Company agreeing to add a space between the name Focal and Point.

Litigation is inherently uncertain, and there can be no assurance that any future litigation will not have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Global Village Communication, Inc. held an annual meeting of Shareholders on July 31, 1996. The following matters were approved by the shareholders by the votes indicated:

       MATTER                                     NUMBER OF SHARES
       ------                                     ----------------
                                                FOR             WITHHELD
                                                ---             --------
         ELECTION OF DIRECTORS:

         Neil Selvin                         13,873,161         137,742
         Leonard A. Lehmann                  13,876,061         134,842
         Kevin R. Compton                    13,873,561         137,342
         Eugene Eidenberg                    13,867,889         143,014
         Kenneth A. Goldman                  13,865,489         145,414


OTHER MATTERS:                                                                  For          Against       Abstain   Broker Non-Vote
                                                                                ---          -------       -------   ---------------
To approve the amendment to the 1991 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance by 700,000
shares.                                                                      12,087,770     1,343,357      36,631        543,145

To approve the amendment to the 1994 Non-Employee Directors' Stock
Option Plan to increase the number of shares of Common Stock
authorized for issuance thereunder by 100,000 shares.                        12,966,899       717,742      39,537        286,725

To approve the amendment to the 1994 Non-Employee Directors' Stock
Option Plan to increase the one-time grant to non-employee directors upon first becoming directors of the Company from 10,000 to 25,000 shares, and to increase the number of shares automatically granted
each year to non-employee directors from 2,000 to 6,000 shares.              12,911,721       770,400      42,057        286,725

To ratify the appointment of KPMG Peat Marwick LLP as the Company's
independent auditors.                                                        13,949,936        37,495      23,472             --



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11.1 Computation of Net Income (Loss) Per Share

     (b)  Report on Form 8-K

          There were no reports on Form 8-K filed during the period.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Global Village Communication, Inc.

November 12, 1996                    /S/James M. Walker
-----------------                    -------------------------------------------
   Date                                 James M. Walker
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                 Exhibit Index


Exhibit 11.1   Computation of Net Income (Loss) Per Share

Exhibit 27     Financial Data Schedule