Form 10-Q
period 1996-12-31
GLOBAL VILLAGE COMMUNICATION INC
filed 1997-02-14
CIK 875983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of December 31, 1996 was 16,752,887

                       GLOBAL VILLAGE COMMUNICATION, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                               Page
     Item 1. Consolidated Financial Statements

          a) Condensed Consolidated Balance Sheets as of December 31,
             1996 and March 31, 1996 .....................................     3

          b) Condensed Consolidated Statements of Operations for the
             three and nine months ended December 31, 1996 and 1995 ......     4

          c) Condensed Consolidated Statements of Cash Flows for the nine
             months ended December 31, 1996 and 1995 .....................     5

          d) Notes to Condensed Consolidated Financial Statements ........     6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................     8


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................    21

     Item 3. Defaults Upon Senior Securities .............................    21

     Item 6. Exhibits and Reports on Form 8-K ............................    21

SIGNATURES ...............................................................    22

                          PART 1. Financial Information

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                       GLOBAL VILLAGE COMMUNICATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          December 31,     March 31,
                                                              1996          1996
                                                              ----          ----
                                                           (unaudited)    (audited)
     ASSETS
         Cash and short-term investments                     $17,387       $37,719
         Accounts receivable, net                              5,220        12,449
         Inventories, net                                      7,693         5,779
         Deferred income taxes                                    --         2,384
         Income tax receivable                                 8,344            --
         Other current assets                                    572         1,998
         Net assets of discontinued operations                    --           277
                                                             -------       -------
                    Total current assets                      39,216        60,606

         Property and equipment, net                           8,181        10,055

         Investment in Ex Machina                              4,043            --
         Other assets                                            166         1,374
                                                             -------       -------
            Total assets                                     $51,606       $72,035
                                                             =======       =======


     LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities
            Line of credit borrowings                        $ 8,000       $    --
            Accounts payable                                  31,711        18,046
            Accrued and other liabilities                      5,564         5,823
            Income taxes payable                                  --           335
            Net liabilities of discontinued operations         4,537            --
                                                             -------       -------
                Total current liabilities                     49,812        24,204

         Stockholders' equity                                  1,794        47,831
                                                             -------       -------
            Total liabilities and stockholders' equity       $51,606       $72,035
                                                             =======       =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                        Three Months Ended December 31,  Nine Months Ended December 31,
                                             1996            1995             1996            1995
                                           --------        --------         --------        --------
Net revenue                                $ 10,466        $ 39,517         $ 71,207        $ 97,764
Cost of revenue                              25,451          22,504           68,939          54,644
                                           --------        --------         --------        --------
   Gross profit (deficit)                   (14,985)         17,013            2,268          43,120
                                           --------        --------         --------        --------
Operating expenses:
  Research and development                    3,132           4,190            9,575          10,549
  Marketing and sales                        11,653           6,365           25,234          16,434
  General and administrative                  2,564           1,528            5,930           4,066
  Restructuring costs                         1,297              --            1,297              --
  Loss on investment                             --              --            2,191              --
                                           --------        --------         --------        --------
   Total operating expenses                  18,646          12,083           44,227          31,049
                                           --------        --------         --------        --------

   Income (loss)  from continuing
      operations                            (33,631)          4,930          (41,959)         12,071
Other income, net                                80             247              633             731
                                           --------        --------         --------        --------
   Income (loss) before income
     taxes                                  (33,551)          5,177          (41,326)         12,802
Provision for income taxes                   (2,605)          1,655           (5,401)          4,053
                                           --------        --------         --------        --------
   Net income (loss)
      from continuing operations           $(30,946)       $  3,522         $(35,925)       $  8,749
                                           --------        --------         --------        --------

Discontinued operations:
   Loss from discontinued operations             --        $ (1,272)        $ (1,822)       $ (2,592)

   Loss on disposal of discontinued
      operations (see Note 5)              $ (9,800)             --         $ (7,667)             --

                                           --------        --------         --------        --------
   Net income (loss)                       $(40,746)       $  2,250         $(45,414)       $  6,157
                                           ========        ========         ========        ========
   Net income (loss) per share
      from continuing operations           $  (1.85)       $   0.19         $  (2.14)       $   0.48
   Net loss per share
      from discontinued operations         $  (0.59)       $  (0.07)        $  (0.57)       $  (0.14)
                                           --------        --------         --------        --------

   Net income (loss) per share             $  (2.44)       $   0.12         $  (2.71)       $   0.34
                                           ========        ========         ========        ========

   Shares used in computing
      net income (loss) per share            16,725          18,070           16,771          18,044
                                           ========        ========         ========        ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     NINE MONTHS ENDED DECEMBER 31,
                                                                            1996         1995
                                                                          --------     --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net income (loss)                                                   ($ 45,414)    $  6,157
     Adjustment to reconcile net income (loss)
     to net cash provided by operating activities:
          Depreciation and amortization                                      2,592        1,942
          Non-cash restructuring costs                                       1,176
          Deferred income taxes                                              3,234           --
          Write-off of GlobalCenter, Inc. investment                         2,191           --
     Changes in assets and liabilities:
          Accounts receivable, net                                           7,017       (2,734)
          Inventories                                                       (1,995)       2,005
          Income taxes receivable                                           (8,344)          --
          Other current assets                                               1,246         (561)
          Accounts payable                                                  13,052           68
          Accrued and other liabilities                                        248        1,658
          Income taxes payable                                                (335)       2,565
     Net cash provided by (used in) operating activities of:
                                                                          --------     --------
          Continuing operations                                            (25,332)      11,100
          Discontinued operations                                            4,814        2,428
                                                                          --------     --------
               Net cash provided by (used in) operating activities         (20,518)      13,528
                                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment                               (1,598)      (4,976)
          Other assets                                                          (1)        (348)
          Purchases of short-term investments                              (23,217)     (10,647)
          Proceeds from sales and maturities of short-term investments      45,035       18,969
          Investment in Ex Machina                                          (4,043)          --
          Investment in GlobalCenter, Inc.                                  (1,548)          --
                                                                          --------     --------
               Net cash provided by investing activities                    14,628        2,998
                                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line of credit                                         8,000           --
     Payments on repurchases of Common Stock                                (1,161)        (140)
     Proceeds from issuance of Common Stock, net                               785        1,029
                                                                          --------     --------
               Net cash  provided by financing activities                    7,624          889
                                                                          --------     --------
     Effect of exchange rate changes on cash and cash equivalents             (247)         154
                                                                          --------     --------

Net increase in cash and cash equivalents                                    1,487       17,569
Cash and cash equivalents at beginning of period                            15,900        5,789
                                                                          --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 17,387     $ 23,358
                                                                          ========     ========

Supplemental disclosures:
     Cash paid during the period for:
          Interest                                                        $      8           --
          Income taxes                                                    $     44     $  1,488
     Non-cash investing and financing activities:
          Non-cash net assets contributed to GlobalCenter, Inc.           $    643           --

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements as of December 31, 1996 and for the three and nine months ended December 31, 1996 and 1995, include all adjustments that in the opinion of management are necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. Certain reclassifications have been made for consistent presentation. All periods presented have been restated to show the discontinuance of the Company's enterprise network server operation based in the U.K. (see Note 5). The Company's interim results are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

2. NET INCOME (LOSS) PER SHARE

Net income (loss) per share data has been computed using net income (loss) and the weighted average number of shares of Common Stock and common equivalent shares from stock options outstanding (when dilutive using the treasury stock method).

3. BALANCE SHEET COMPONENTS


   INVENTORIES:
   (in thousands)

                                            December 31, 1996     March 31, 1996
                                            -----------------     --------------
   Purchased parts                               $  225               $  205
   Work in process                                  591                  198
   Finished goods                                 6,877                5,376
                                                 ------               ------
                                                 $7,693               $5,779
                                                 ======               ======

   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified its investments in certain debt and equity securities as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. As of December 31, 1996 unrealized gains and losses were not significant.

Short-term investments generally consist of U.S. Treasury Bills, commercial paper, and municipal bonds with original maturities in excess of 90 days. At December 31, 1996, all investments were classified as cash equivalents. Available-for-sale securities consisted of the following (in thousands):

                                          December 31, 1996       March 31, 1996
                                          -----------------       --------------
     U.S. Government securities                $    --               $ 1,647
     Municipal securities                        6,556                20,172
                                               -------               -------
                                               $ 6,556               $21,819
                                               =======               =======

4. LINE OF CREDIT

At December 31, 1996, the Company had borrowings against its bank line of credit of $8.0 million. At December 31, 1996, the Company was in violation of certain financial covenants under its line of credit and has been notified by the Bank that it is in default of its borrowing agreement. The Company is currently negotiating with the Bank to terminate its borrowing arrangement. The Company is actively pursuing new sources of financing, although there can be no assurance that the Company will be able to obtain any new sources of financing on commercially acceptable terms.

5. DISCONTINUED OPERATIONS

In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation based in the United Kingdom (formerly, the Company's ISDN Division). The disposition of the division has been accounted for as a discontinued operation in accordance with APB No. 30 and prior period financial statements have been restated to reflect the discontinuation of the enterprise network server operation. The components of net assets (liabilities) of the discontinued operation included in the consolidated balance sheets at December 31, 1996 and March 31, 1996 are summarized as follows (in thousands):

                                              December 31, 1996       March 31, 1996
                                              -----------------       --------------
   Current assets                                  $ 2,350                $3,181
   Property and equipment, net                         100                   738
                                                   -------                ------
       Total assets                                  2,450                 3,919
                                                   -------                ------

       Total liabilities                             6,987                 3,642

                                                   -------                ------
       Net assets (liabilities)                    $(4,537)               $  277
                                                   =======                ======


As of December 31, 1996, $7.7 million has been recorded as a loss on disposal of the operation (no income tax benefits), including approximately $1.7 million in operating costs through the expected disposal date. The loss on disposal recorded in the third quarter of fiscal 1997 primarily represents tax expense entirely offsetting a tax benefit recorded in the second quarter of fiscal 1997.

6. SUBSEQUENT EVENT

In February 1997, the Company announced the sale of certain assets and the transfer of certain liabilities of its U.K.-based enterprise network server business unit (see Note 5) to Mitel Telecom Limited for approximately $3.8 million in cash.

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

The Company's Apple Macintosh products are characterized by a highly integrated, proprietary software and hardware design which makes computer communications easy for the average user. For Windows, OS/2 and DOS operating systems, the Company provides integrated communication software to original equipment manufacturers (OEMs) such as Gateway and Dell Computers, and through other distribution channels to end users. In addition, the Company announced the Company's NewsCatcher wireless receiver which provides up-to-the minute news, sports and entertainment information to users through a personal computer.

In April 1996, the Company incorporated its Internet Services Division as a standalone business called GlobalCenter, Inc. At the same time, the Company announced that UUNET Technologies, Inc., had acquired an equity interest in GlobalCenter, Inc. In December 1996, GlobalCenter, Inc. and Phoenix-based Primenet Services for the Internet, Inc., announced plans to merge. The new company will retain GlobalCenter as the corporate name and preserve the Primenet product branding. The Company accounts for its investment using the cost method of accounting.

In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation based in the United Kingdom (formerly, the Company's ISDN Division). The results for the division have been accounted for as a discontinued operation in accordance with APB No. 30. In February 1997, the Company announced the sale of certain assets and the transfer of certain liabilities of its U.K.-based enterprise network server business unit (see Note 5) to Mitel Telecom Limited for approximately $3.8 million in cash.

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

The industry in which the Company competes generally is subject to short product life cycles. In this regard, the Company traditionally has experienced a significant reduction in the average selling prices of its products as the time from product introduction elapses. In fiscal year 1997, the Company had instituted significant price reductions with respect to substantially all of its products and expects that competitive pressures will continue to necessitate price reductions. In particular, the Company expects increased competition for its products for the Apple Macintosh family of personal computers to continue. There can be no assurance that the trend of reduced average selling prices will not continue to accelerate during the remainder of fiscal 1997 and during fiscal 1998.

In May 1996, Apple announced a repair program for its Powerbook 5300 and 190 laptop computers which was effectively a recall of defective Apple Macintosh computers. As a result of the repair program, the Company experienced significantly reduced sales of its PowerPort products, particularly, its PowerPort PC cards. Sales of such products have not returned to the levels achieved prior to Apple's announcement and the Company does not believe that it will achieve such sales levels for the foreseeable future. Apple's continued decline in demand and the resulting operating loss has led Apple to announce another restructuring plan in February 1997. The Company therefore expects that revenues and/or gross margins from its products for the Apple Macintosh family could decrease in future periods, which would have a material adverse effect on the Company's business and results of operations unless the Company can generate sufficient revenues and/or gross margins from its other products to compensate for any shortfall in revenues from its Apple platform products. Any price reduction or decrease in sales volume could have a material adverse effect on the Company's business, financial condition and results of operations.

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

To date, a substantial majority of the Company's revenue has been attributable to sales of its TelePort and PowerPort product lines (all of which are designed around the Apple Macintosh family of computers), and the Company expects that sales of these products will account for a majority of its revenue for the foreseeable future. The Company's future financial performance will depend on the successful development, introduction and customer acceptance of new and enhanced versions of its TelePort, PowerPort and OneWorld products, the Company's ability to successfully reduce or control various operating expenses as well as the Company's ability to generate increased sales of PC, or other products. Though the Company continually seeks to further enhance its product offerings and to develop new products, there can be no assurance that these development efforts will result in enhanced or new products being introduced on a timely basis, or that any such product enhancements or new products will achieve market acceptance. In addition, the announcement by the Company of new products with the potential to replace current products may cause customers to defer purchasing the Company's current products which could have a material adverse effect on the Company's results of operations. As a result of changing technology and market factors, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company and/or its distributors may carry quantities of certain products that exceed current or projected demand. While the Company writes off inventory that it considers to be excessive or obsolete and provides allowances for inventory expected to be returned from distributors, there can be no assurance that the Company's recorded allowances for such write-offs and returns will be adequate, and a material increase in such write-offs and returns over historical rates would have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its current products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

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

                                             Three Months Ended           Nine Months Ended
                                                December 31,                December 31,
                                             1996          1995          1996          1995
                                             ----          ----          ----          ----
Net revenue                                   100%          100%          100%          100%
                                              ---           ---           ---           ---
Cost of revenue                               243            57            97            56
                                              ---           ---           ---           ---
    Gross profit (deficit)                   (143)           43             3            44
                                              ---           ---           ---           ---
Operating expenses:
    Research and development                   30            11            13            11
    Marketing and sales                       111            16            36            17
    General and administrative                 25             4             8             4
    Restructuring costs                        12            --             2            --
    Loss from investment                       --            --             3            --
                                              ---           ---           ---           ---
       Total operating expenses               178            31            62            32
                                              ---           ---           ---           ---
       Income (loss) from continuing
           operations                        (321)           12           (59)           12
Other income, net                               1             1             1             1
                                              ---           ---           ---           ---
    Income (loss) before income taxes        (320)           13           (58)           13
Provision for income taxes                    (25)            4            (8)            4
    Net income (loss)                         ---           ---           ---           ---
       from continuing operations            (295)            9           (50)            9
                                              ---           ---           ---           ---
Discontinued operations
    Income (loss) from discontinued
       operations                              --            (3)           (3)           (3)
    Loss on disposal of discontinued
       operations                             (94)           --           (11)           --
                                              ---           ---           ---           ---
    Net income (loss)                        (389)%           6%          (64)%           6%
                                              ===           ===           ===           ===

NET REVENUE

Net revenue includes revenue from gross shipments, licenses and royalties, less reserves for returns and allowances. Net revenue decreased 74% to $10.5 million for the third quarter of fiscal 1997 from $39.5 million for the third quarter of fiscal 1996. For the nine months ended December 31, 1996, net revenue decreased 27% to $71.2 million compared to $97.8 million during the same period of fiscal 1996. The decrease in revenues for the three months ended December 31, 1996 is primarily attributable to a charge of $6.6 million for actual and anticipated product returns for certain products from resellers and distributors. The quarterly and nine-month revenue comparisons continued to be affected by Apple Computer's repair program for the Macintosh PowerBook 5300 and 190 models. The impact of the repair program was that it significantly reduced the number of Apple computers that would be available for bundling with the Company's products. The Company's products most impacted by Apple's repair program are its PowerPort PC cards. The Company's OEM business has decreased significantly as compared to the previous quarters, due to loss of Apple OEM business to competitors.

International revenue decreased to $1.9 million or 18% of net revenues for the third quarter of fiscal 1997 compared to $5.7 million or 14% for the third quarter of fiscal 1996. For the nine months ended December 31, 1996, international net revenue totaled $10.2 million or 14% of total net revenue compared to $20.2 million or 21% of total net revenue for the same period in the prior year. The decrease in international net revenues for the three and nine months ended December 31, 1996 is primarily attributable to the decrease in the Company's sales in the Asia region. There can be no assurance that the Company will be able to maintain or increase international demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations and distributors, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and changes in demand resulting from fluctuations in exchange rates. In addition, the laws of certain foreign countries do not provide protection for the Company's intellectual property to the same extent as do the laws of the United States.

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

COST AND EXPENSES

Cost of revenue primarily consists of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments and warranty expenses. The Company's gross profit (deficit) as a percentage of net revenue decreased to
(143)% from 43% for the third quarters of fiscal 1997 and 1996, respectively. Gross profit as a percentage of net revenue decreased to 3% from 44% for the nine month periods ended December 31, 1996 and 1995, respectively. The gross profit decreases were primarily attributable to inventory reserves of $11.8 million recorded for slow moving products. Gross profit margins are likely to fluctuate as a result of the sales mix between lower and higher margin products, the nature and amount of licensing and royalty income, and changes in distribution channels, as well as changes in component and production costs and price reductions. In particular, the Company expects that over the next several quarters, pricing pressures will continue, and new products will be introduced by the Company's competitors, both of which may have an adverse effect on the gross margins from the Company's products for the Apple platform. The Company does not expect gross margins to return to its higher historical levels.

Research and development expenses decreased 25% to $3.1 million or 30% of net revenues for the third quarter of fiscal 1997 from $4.2 million or 11% of net revenues in the comparable quarter of fiscal 1996. For the nine months ended December 31, 1996 research and development expenses decreased 9% to $9.6 million or 13% of net revenues from $10.5 million or 11% of net revenues compared to the same period of fiscal 1996. The decreases are primarily attributable to the decrease in headcount due to attrition and the Company's decision to establish its Internet Services Division as a standalone business. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, in compliance with SFAS No. 86. "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed." Historically, software development has been substantially completed concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized to date. The Company believes that its future success will depend, in large part, on its ability to enhance its existing product lines and to continue to develop, introduce and deliver new products in a timely fashion. Accordingly, the Company expects that research and development expenses will increase in absolute terms and could increase as a percentage of total net revenue.

Marketing and sales expenses increased by 83% to $11.7 million or 111% of net revenues in the third quarter of fiscal 1997 compared to $6.4 million or 16% of net revenues during the same period of fiscal 1996. For the nine months ended December 31, 1996, marketing and sales expenses increased 54% to $25.2 million or 36% of net revenues from $16.4 million or 17% of net revenues for the same period in the prior year. Expenses for the three-month period ended December 31, 1996 increased primarily due to an increase in advertising activities associated with the introduction of NewsCatcher, the Company's first wireless internet receiver product, a 33.6 kbps version of its Teleport fax/modems and a major upgrade to the Company's Focal Point product. The Company expects that advertising activities will decrease in the remainder of fiscal 1997 and possibly in fiscal 1998.

General and administrative expenses increased 68% to $2.6 million or 25% of net revenues in the third quarter of fiscal 1997 from $1.5 million or 4% of net revenues in fiscal 1996. For the nine months ended December 31, 1996, general and administrative expenses increased 46% to $5.9 million or 8% of net revenues from $4.1 million or 4% of net revenues for the same period in the prior year. The increases in spending were largely due to legal expenses associated with the settlement of two lawsuits, additional bad debt reserves and other general operating expenses.

In December 1996, the Company announced a restructuring plan to streamline its operations, reduce its workforce and enable the Company to improve its operating results. The Company recorded a restructuring charge of $1.3 million related primarily to severance costs, fixed assets write-offs and a lease abandonment.

In April 1996, the Company incorporated its Internet Services Division as a standalone business called GlobalCenter, Inc. At the same time, the Company announced that UUNET Technologies, Inc., had acquired an equity interest in GlobalCenter, Inc. In December 1996, GlobalCenter, Inc. and Phoenix-based Primenet Services for the Internet, Inc., announced plans to merge. The Company no longer has the ability to exercise significant control over GlobalCenter, Inc. and accordingly no longer consolidates the results of GlobalCenter, Inc. and accounts for its investment using the cost method of accounting. As a result of the refinancing and operating performance of GlobalCenter, Inc. during the first quarter of fiscal 1997, the Company recorded an investment loss of $2.2 million.

Net other income decreased 68% to $0.1 million or 1% of net revenue in the third quarter of fiscal 1997 compared to $0.3 or 1% of net revenue during the same period of fiscal 1996. For the nine months ended December 31, 1996 net other income decreased 13% to $0.6 million or 1% of net revenue from $0.7 million or 1% of net revenue for the same period in the prior year. The decreases are primarily due to a decrease in cash and short-term investments.

In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue the enterprise network server operation based in the United Kingdom. The disposition of this division has been accounted for as a discontinued operation. The discontinued operation reported an operating loss of $1.8 million in fiscal 1997 through the measurement date of the discontinuance. As of December 31, 1996, $7.7 million has been recorded as a loss on disposal of the operation (no income tax benefit), including approximately $1.7 million in operating costs through the expected disposal date. The loss on disposal recorded in the third quarter of fiscal 1997 primarily represents tax expense entirely offsetting a tax benefit recorded in the second quarter of fiscal 1997. See Note 5 of Notes to Condensed Consolidated Financial Statements.

The Company's effective tax rates for the third quarter of fiscal 1997 and 1996 were 8% and 32%, respectively. For the nine months ended December 31, 1996 the effective tax rate was 13% compared to 32% for the same period in the prior year. The lower effective tax rate for fiscal 1997 compared to 1996 is primarily attributable to an increase in the valuation allowance against deferred tax assets.

The Company recorded a net loss of $40.7 million, or $2.44 per share for the third quarter of fiscal 1997 compared to net income of $2.3 million, or $0.12 per share for the comparable quarter of fiscal 1996. The net loss of $40.7 million includes a $9.8 million loss from discontinued operations, which includes a tax expense of $9.0 million, $11.8 million in inventory write-down, $6.6 million for actual and anticipated product returns, a restructuring charge of $1.3 million and $2.6 million in other operating expenses associated with the resizing of the business. For the nine months ended December 31, 1996, the Company recorded a net loss of $45.4 million or $2.71 per share compared to net income of $6.2 million or $0.34 per share for the same period in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $17.4 million at December 31, 1996, representing 34% of total assets. Working capital was $36.4 million at March 31, 1996, and a negative $10.6 million at December 31, 1996, a decline of $47.0 million. The nine-month decrease in working capital was primarily attributable to losses from continuing and discontinued operations, investments in Ex Machina, Inc. and GlobalCenter, Inc., and repurchases of common stock.

Since its last fiscal year end, the Company has used approximately $20.3 million in cash to finance both its continuing and discontinued operations as well as various investing activities. At December 31, 1996, the Company's principal source of liquidity was $17.4 million in cash and short-term investments which includes $8.0 million in borrowings against its bank line of credit. The Company has undertaken measures to attempt to improve its cash operating performance and manage its cash requirements for the remainder of fiscal 1997 and beyond through resizing its business, the discontinuance and anticipated proceeds from the sale of its enterprise network server operation, a planned reduction in investment activities, and the implementation of cost containment measures in certain operating areas.

At December 31, 1996, the Company had borrowings against its bank line of credit of $8.0 million. At December 31, 1996, the Company was in violation of certain financial covenants under its line of credit and has been notified by the Bank that it is in default of its borrowing agreement. The Company is currently negotiating with the Bank to terminate its borrowing arrangement. The Company is actively pursuing new sources of financing, although there can be no assurance that the Company will be able to obtain any new sources of financing on commercially acceptable terms.

The Company does not expect fiscal 1997 capital expenditures to exceed historical levels and may possibly be reduced.

During the past two fiscal quarters, the Company has experienced significant negative cash flows. However, the Company currently believes that its existing cash and short-term investments and new credit facilities, if any, along with a reduction in overhead and direct costs, resizing its business, the recovery of certain tax assets, anticipated proceeds from the sale of its enterprise network server operation, and increased accounts receivable collection efforts, should enable the Company to meet its cash requirements for at least the next twelve months. The preceding sentence is forward-looking and actual results could differ materially from those anticipated in such forward-looking statement. Namely, there can be no assurance that the Company will be able to obtain a new credit facility and there can be no assurance that the Company will not require additional capital prior to such time. The Company's funding requirements may change at any time due to various factors, including the Company's operating results, the results and timing of the Company's launch of new products and services, the Company's ability to reduce or control various operating expenses through cost containment measures or operating reductions, the success of the Company's marketing efforts, technological advances and competition. The Company may be required to issue additional debt or equity securities which could substantially dilute the ownership of existing stockholders. Any shortfall in funding could result in the Company having to curtail the introduction or development of new products and its entry into new market, any of which could have a material adverse affect on the Company's business, financial condition and results of operations.

RISK FACTORS

In addition to the other information in this Quarterly Report, one should carefully consider the following factors in evaluating the Company.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

The market for personal computer communications products is characterized by continual change and improvement in hardware and software technology resulting in short product life cycles. The Company's success will depend on its ability to enhance its current products, develop new products on a timely and cost-effective basis that meet changing customer needs and respond to emerging industry standards and other technological changes. In particular, the Company must adapt its products to the evolving technological standards of the various computer platforms and new technical standards resulting from increases in data transmission speed and wireless communication, as well as new form factors such as PCMCIA. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product development or introduction, would have a material adverse effect on the Company's results of operations. Due in part to the factors described above, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company writes off inventory that it considers to be excessive or obsolete, the Company has in the past provided for inventory write-offs in excess of available reserves. There can be no assurance that the Company's recorded allowances for such write-offs will be adequate in the future, and material write-offs could have a material adverse effect on the Company's results of operations. In addition, products as complex as those offered by the Company may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments resulting in a delay in market acceptance or a recall of such products.

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

DEPENDENCE ON MANUFACTURERS

The Company's manufacturing operations consist primarily of turnkey managers, program managers, quality assurance, packaging and shipping personnel. For a majority of its hardware assemblies, the Company purchases fully manufactured and tested units from CMC Manufacturing and Flextronics Technologies, Inc., "turnkey" manufacturing subcontractors. Components and manufacturing services from the Company's suppliers are obtained on an as-needed basis. The Company believes that there are a number of alternative contract manufacturers that could produce the Company's products. However, it could take a significant period of time and result in significant additional expense to qualify alternative subcontractors and commence manufacturing in the event of a reduction or interruption of production. Therefore, the Company is highly dependent, on a short-term basis, on its continued relationship with its primary "turnkey" manufacturing subcontractors and any reduction, interruption or termination of this relationship could have a material adverse effect on the operating results of the Company.

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

DEPENDENCE ON KEY PERSONNEL; INTEGRATION OF NEW MANAGEMENT

The Company's future success depends to a significant extent on its senior management and other key employees, including key development personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's results of operations. For example, in November 1996, the Vice President of Sales and the Vice President of Finance announced their resignations from the Company. As a result, the Company will be required to replace such individuals in a timely manner. The Company believes that its future success will depend in large part on its abilities to attract and retain additional key employees. Competition for such personnel in the computer industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. If the Company were to fail to replace or retain its key employees or attract additional key employees, the Company's results of operations could be materially adversely effected. The Company has no employment agreements with any of its key employees.

The Company's ability to assimilate new personnel will be critical to the Company's performance. The Company will be required to recruit additional key management personnel, expand its engineering group and train, motivate and manage its employees. There can be no assurance that the Company will be able to manage these changes successfully.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 8, 1996, in response to trademark infringement claims asserted by Apollo Travel Services Partnership ("Apollo") and Galileo International Partnership ("Galileo") with respect to Global Village's trademark FocalPoint, Global Village filed an action in the Northern District of California seeking a judicial declaration of non-infringement. Apollo and Galileo subsequently filed a trademark infringement action in the Northern District of Illinois alleging infringement of their rights in the mark FOCALPOINT. On October 18, 1996, all claims between the parties regarding the FocalPoint mark were settled with the Company agreeing to change its trademark to two works rather than one.

Litigation is inherently uncertain, and there can be no assurance that any future litigation will not have a material adverse effect on the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of December 31, 1996, the Company was in violation of certain financial covenants under its line of credit and has been notified by the Bank that it is in default of its borrowing agreement. The Company is currently negotiating with the Bank to terminate its borrowing arrangement. The Company is actively pursuing new sources of financing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Computation of Net Income (Loss) Per Share

     (b) Report on Form 8-K

         The Company filed a Form 8-K on December 19, 1996. The Company reported on such form, under Item 5, stating that the Company announced a comprehensive restructuring plan in the third quarter of fiscal 1997.

ITEMS 2, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Global Village Communication, Inc.




                                             /S/Neil Selvin
-------------------------                    -----------------------------------
     Date                                       Neil Selvin
                                                President, Chief Executive
                                                Officer, and Director (Principal
                                                Executive, Financial and
                                                Accounting Officer)

                                 Exhibit Index

Exhibit No.                           Description
  11.1                                Computation of Net Income (Loss) Per Share

  27.1                                Financial Data Schedule