Form 10-K
period 1997-03-31
GLOBAL VILLAGE COMMUNICATION INC
filed 1997-06-16
CIK 875983

[FORM 10K LOGO]
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 1997
Commission File Number 000-23260

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the National Association of Securities Dealers, Inc. Automated Quotation (Nasdaq) National Market was $54,625,396 as of May 31, 1997.(1)

The number of shares of Common Stock outstanding as of May 31, 1997 was 16,932,279.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated on or about June 20, 1997 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held July 31, 1997 are incorporated by reference into Part III.

(1) Excludes 1,394,278 shares of Common Stock held by directors, officers and affiliates as of May 31, 1997.

GLOBAL VILLAGE COMMUNICATION, INC.
ANNUAL REPORT
ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997
--------------------------------------------------------------------------------

INDEX                                                                       PAGE

[PART 1 GRAPHIC]

  Item 1.   Business                                                                3
  Item 2.   Properties                                                             16
  Item 3.   Legal Proceedings                                                      17
  Item 4.   Submission of Matters to a Vote of Security Holders                    17

[PART 2 GRAPHIC]

  Item 5.   Market for the Registrant's Common Equity and Related Stockholder      17
            Matters
  Item 6.   Selected Consolidated Financial Data                                   17
  Item 7.   Management's Discussion and Analysis of Financial Condition and        18
            Results of Operations
  Item 8.   Consolidated Financial Statements and Supplementary Data               25
  Item 9.   Changes in or Disagreements with Accountants on Accounting and         43
            Financial Disclosure

[PART 3 GRAPHIC]

 Item 10.   Directors and Executive Officers of the Company                        44
 Item 11.   Executive Compensation                                                 44
 Item 12.   Security Ownership of Certain Beneficial Owners and Management         44
 Item 13.   Certain Relationships and Related Transactions                         44

[PART 4 GRAPHIC]

 Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K        44

[PART 1 GRAPHIC]

ITEM 1. BUSINESS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 1997. This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements as a result of risks identified and the other cautionary disclosures set forth below and elsewhere in this report.

Global Village Communication, Inc. ("Global Village" or the "Company") (founded in June 1989 and incorporated in Delaware), is a leader in the design, development and marketing of easy-to-use integrated communications products for personal computers with Windows, Macintosh, OS/2 and DOS operating systems. The Company's products enable mobile, home office and networked computer users in small-to medium-sized organizations to access the Internet and information services, connect to a remote organization's internal network, view personalized Internet content and communicate efficiently with colleagues, customers and suppliers.

The Company has in the past experienced and in the future may experience significant fluctuations in annual and quarterly operating results that may be caused by many factors including, among others, the introduction or enhancement of products by Apple Computer, Inc. ("Apple"), IBM-compatible personal computer
(PC) manufacturers, the Company or its competitors; the sales rates of Apple Macintosh personal computers and PCs; the size and timing of individual orders; market price reductions; market acceptance of new products and technology; introductions of new technologies or standards; seasonality of revenues; customer order deferrals, accelerations, and payments of accounts receivable in anticipation of new products; changes in the Company's operating expenses; performance of the Company's distributors and suppliers; mix of products sold; quality control of the Company's products; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

Moreover, the industry in which the Company competes generally is subject to short product life cycles. In this regard, the Company traditionally has experienced a reduction in the average selling prices of its products as the time from product introduction elapses. The Company recently has instituted significant price reductions with respect to substantially all of its products and expects that competitive pressures will continue to necessitate price reductions. This is illustrated by the decline in the suggested retail price of the Company's TelePort Platinum product from $171 to $139 during the 1997 fiscal year. In particular, the Company expects the trend of reduced average selling prices for its individual use products to continue during fiscal 1998. There can be no assurance that the trend of reduced average selling prices will not accelerate during fiscal 1998.

Unit sales volumes and market share of Macintosh compatible computers have declined over the past year. The Company expects that revenues and/or gross margins from its products for the Apple Macintosh family could remain flat or decrease in future periods, which would have a material adverse effect on the Company's business and results of operations unless the Company can generate sufficient revenues from its communication server products or recently introduced Windows personal-use products to compensate for any shortfall in revenues from its Apple products.

In May 1997, the Company introduced four new 56 Kbps modem products, two of which operate utilizing the Windows operating system. The market for personal use modems is mature and highly competitive. Most of the Company's competitors have greater financial resources, brand recognition and marketing strength than Global Village. The successful introduction of new products often requires companies to dramatically increase sales and marketing activities in advance of, as well as during, the product launch. The Company's financial condition has constrained its ability to dramatically increase its sales and marketing activities in advance of its introduction of its 56 Kbps line of products. In addition, the standards process governing interoperability among 56 Kbps modems is not complete. In the interim, consumers must choose from among multiple non-interoperable implementations and anticipate the need to upgrade or replace those modems to comply with the emerging standard for interoperability or defer purchasing modems until the standards are established. Therefore, there can be no assurance that the Company's newly released products will be accepted by the marketplace. If the Company's sales of such products are below its expectations, the Company's business, financial condition and results of operations will be materially adversely affected.

During the year ending March 1996, the Company operated four major divisions: the Communication Systems Division, the Communication Software Division, the ISDN Division, and the GlobalCenter Internet Services Division.

In April 1996, the Company announced that it had incorporated its Internet Services Division as a standalone business called GlobalCenter, Inc. At the same time, the Company announced that UUNET Technologies, Inc. had acquired an equity interest in GlobalCenter, Inc. At that time, the Company no longer had the ability to exercise significant control over GlobalCenter. Accordingly, the Company no longer consolidated the results of GlobalCenter and began to account for its investment using the equity method of accounting. As a result of the refinancing and operating performance of GlobalCenter during the first quarter of fiscal 1997, the Company recorded an investment loss of $2.2 million and reduced the book value of its investment to zero. In December 1996, GlobalCenter entered into a definitive merger agreement whereby GlobalCenter and Phoenix-based Primenet Services for the Internet, Inc. merged, reducing the Company's percentage ownership below 10%. Accordingly, in the third quarter of fiscal 1997, the Company began accounting for its investment in GlobalCenter using the cost method of accounting. The Company's investment balance as of March 31, 1997 remains zero.

In December 1996, the Company announced a restructuring plan aimed at restoring profitability, stabilizing the balance sheet, and regaining market focus. This plan was necessitated by a sharp reduction in PowerPort revenues as a result of Apple's minimal unit volume shipments of PowerBooks following a repair program announced in May 1996, by a reduction in TelePort revenues, and by disappointing performance of the Company's newly released NewsCatcher and Focal Point products. The Company recorded a restructuring charge of $1.3 million related primarily to severance costs, write-offs of fixed assets and purchased software technology and a lease abandonment.

As a result of these changes in the Company's business in fiscal 1997, the Company was consolidated into a single products organization from the previous divisional structure.

During fiscal 1997, a substantial majority of the Company's revenue was attributable to sales of Apple Macintosh compatible versions of its TelePort product line, and the Company expects that sales of these products will account for a majority of its revenue for the foreseeable future. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its TelePort products as well as the Company's ability to generate increased sales of Windows-compatible versions of TelePort or other products. Though the Company continually seeks to further enhance its product offerings and to develop new products, there can be no assurance that these development efforts will result in enhanced or new products being introduced on a timely basis, or that any such product enhancements or new products will achieve market acceptance. In addition, the announcement by the Company of new products with the potential to replace current products may cause customers to defer purchasing the Company's current products which could have a material adverse effect on the Company's results of operations. While the Company writes off inventory that it considers to be excessive or obsolete, there can by no assurance that the Company's recorded allowances for such write-offs and returns will be adequate, and a material increase in such write-offs and returns over historical rates would have a material adverse effect on the Company's results of operations.

TECHNOLOGY AND PRODUCTS

Global Village produces modems, telecommunications servers, and proprietary communications software for two customer groups of the communications marketplace: individual users and network users.

The Company's individual-use system products include TelePort modems for Macintosh and Windows desktop computer users, PowerPort modems for Macintosh PowerBook computer users, and NewsCatcher, a wireless information display accessory for desktop Windows users. The Company's modem and wireless products for Macintosh and Windows based personal computers are characterized by a highly integrated, proprietary software and hardware design which makes computer communications easy for the average user.

The Company's line of network products includes FaxWorks Server NT and FaxWorks Pro LAN, software for providing fax services to office workgroups utilizing Windows NT, Windows 3.1, and OS/2 operating systems. The OneWorld series of telecommunication server systems for Macintosh provides shared fax, dial-out modem, and remote network access capabilities to small workgroups.

The Company's core software technologies, FaxWorks communications software for Windows, OS/2 and DOS operating systems, GlobalFax communications software for Macintosh systems, and embedded software underlying Global Village's server systems, provide a consistent, user-friendly interface across individual and network product lines. For Windows, the Company also provides integrated communication software to original equipment manufacturers (OEMs).

COMMUNICATIONS SYSTEMS FOR INDIVIDUALS

The Company continues to develop new additions to its TelePort and PowerPort modem product lines. In fiscal 1997, Global Village introduced higher speed 33.6 Kbps modems and new TelePort models with proprietary speakerphone and voice messaging features for Macintosh and Windows users. In May 1997, the Company released four new 56 Kbps modems and broadened its Windows modem product line. For the Macintosh modem market, Global Village announced support for both k56flex and x2 technologies.

The Company's Macintosh modems feature GlobalFax software. Its Windows modems feature the Company's FaxWorks communications software. Both software packages support fax, Internet, and (for speakerphone models) telephony, voice messaging, and speakerphone functions. Speakerphone units are usable as standalone speakerphones even when the computer is powered off.

Global Village's PowerPort Platinum Pro, PowerPort Platinum, and PowerPort Gold PC Card modems all provide easy to use communications capabilities for users of Macintosh PowerBook notebook computers.

Targeted toward users who require instant electronic communication, the TelePort and PowerPort products provide a solution for connecting to on-line services and the Internet, accessing bulletin board services and using remote network access.

In fiscal 1997, Global Village released NewsCatcher, a unique wireless product using "push" technology and a nationwide paging network to bring personalized information to the desktop of individuals who rely on modems for connection to the Internet. NewsCatcher is compatible with Windows 95 desktop systems.

The following table shows the Company's major communications systems products for individual users:

INTEGRATED COMMUNIIC. FOR INDIVIDUAL USERS

TELEPORT MODEMS FOR WINDOWS DESKTOP COMPUTERS

TelePort 56 ISA
(56,000 bps data, 14,400 bps send/receive-fax modem, x2 technology, Internal) TelePort 56 External
(56,000 bps data, 14,400 bps send/receive-fax modem, x2 technology, External) TelePort 33.6 Speakerphone
(33,600 bps data, 14,400 bps send/receive fax external modem, with standalone speakerphone)

TELEPORT MODEMS FOR MACINTOSH DESKTOP COMPUTERS

TelePort 56 x2 technology
(56,000 bps data, 14,400 bps send/receive-fax modem, x2 technology) TelePort 56 k56flex technology
(56,000 bps data, 14,400 bps send/receive-fax modem, k56flex technology) TelePort Speakerphone Edition
(33,600 bps data, 14,400 bps send/receive-fax modem, with standalone speakerphone and voice messaging)
TelePort Internet Edition
(33,600 bps data, 14,400 bps send/receive-fax modem)
TelePort Platinum
(28,800 bps data, 14,400 bps send/receive-fax modem)

POWERPORT INTERNAL MODEMS FOR MACINTOSH POWERBOOK
NOTEBOOK COMPUTERS
PowerPort Platinum Pro PC Cards
(28,800 bps data, 14,400 bps send/receive fax modem, 10Base-T ethernet connector)
PowerPort Platinum PC Cards
(28,800 bps data, 14,400 bps send/receive fax modem)

WIRELESS INFORMATION SYSTEMS

NewsCatcher for Windows 95 desktop systems
--------------------------------------------------------------------------------

TELECOMMUNICATION SERVERS FOR WORKGROUPS

For small and medium-sized organizations, the Company offers FaxWorks Pro LAN and FaxWorks Server NT fax server software for use in Windows, OS/2, and Windows NT environments. FaxWorks integrates advanced fax software features into a single user interface, allowing users to send and receive faxes directly from their computer on the network.

The Company's OneWorld line of server appliances for Macintosh networks provides complete, easy-to-use communication solutions for workgroups. The OneWorld Combo server features fax, remote access, and network modem capabilities, giving each user on a Macintosh network the ability to send and receive faxes and dial out to on-line services or bulletin board systems. OneWorld Combo is also a complete Apple Remote Access 1.0/2.0 server that allows offsite Macintosh users to connect to their company network from virtually any location. OneWorld Fax includes both fax and network modem capabilities, and OneWorld Network Modem provides network modem capabilities. All servers can be upgraded to add additional capabilities.

These network server products offer shared facilities for a workgroup and eliminate the need to install dedicated telephone lines for each individual workstation in the office. In addition, the products can be administered from any network-connected computer, including wide area network sites and remote computers, and allow an administrator to update the operating programs stored in flash memory from anywhere on the network. The products accommodate the Company's PowerPort modems so that the entire server fits within a single enclosure and requires only a single power source.

The following table shows the Company's major workgroup server products:

COMMUNICATIONS SERVERS FOR WORKGROUPS

ONEWORLD SERIES TELECOMMUNICATION

SERVERS FOR MACINTOSH NETWORKS
OneWorld Network Modem
(network modem server for Ethernet and LocalTalk networks)
OneWorld Fax
(network fax modem server for Ethernet and LocalTalk networks)
OneWorld Combo
(network modem, fax, and ARA 1.0/2.0 server for Ethernet and LocalTalk networks)

FAXWORKS PRO LAN SERVER SOFTWARE

FaxWorks Server NT
FaxWorks Pro LAN for Windows
FaxWorks Pro LAN for OS/2
--------------------------------------------------------------------------------

FOCAL POINT AND FAXWORKS SOFTWARE FOR INDIVIDUALS

In the fourth quarter of fiscal 1996, the Company introduced Focal Point integrated communications software, providing Windows-based computer users with an easy way to streamline their communications. Focal Point turns the PC into a central communication center bringing together fax, data, e-mail, Internet, voice mail, speakerphone and paging capabilities in a single interface. The first truly integrated Windows communication software program, Focal Point is ideally suited for users in small or home offices and for mobile professionals who need an easy and efficient way to communicate with customers, suppliers, and associates.

The Company also offers FaxWorks communications software to users of computers running Windows, OS/2 or DOS operating systems and licenses FaxWorks to original equipment manufacturers (OEMs).

The following table shows the major products in the Company's Focal Point and FaxWorks software product line:

INTEGRATED COMMUNICATIONS SOFTWARE--PC USERS

Focal Point for Windows 3.1 and Windows 95
FaxWorks for Windows
FaxWorks Pro for OS/2
FaxWorks 3.0 for DOS
--------------------------------------------------------------------------------

SALES AND MARKETING

Sales Consistent with industry practice, the Company distributes its products through a worldwide system of distributors, dealers, system integrators, OEMs and mail order houses. The Company's two largest customers accounted for approximately 21% and 11%, respectively, of the Company's net revenue in fiscal 1997. The Company's largest customer accounted for approximately 33% of net revenue in fiscal 1996. Accordingly, the Company relies significantly on these sales and their subsequent resales.

Many of the Company's distributors carry multiple product lines and could reduce their support of the Company's products in favor of a competitor's products or for any other reason. The loss of any of the Company's major distributors would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's agreements with its distributors contain right of return privileges for stock balancing, non-salable products and discontinued products. Therefore, the Company is exposed to the risk of product returns from distributors and direct reseller customers. There can be no assurance that the Company's recorded allowances for returns will be adequate and a material increase in returns over historical rates would have a material adverse effect on the Company's results of operations.

In addition, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company reserves for inventory that it considers to be excess or obsolete, there can be no assurance that the Company's recorded allowances for such write-offs and returns will be adequate, and a material increase in such write-offs and returns over historical rates could have a material adverse effect on the Company's results of operations.

The Company sells products to certain computer manufacturers for inclusion in certain of their systems. Apple Computer, Power Computing, and UMAX purchase Macintosh modems as hardware/software components. In addition, Global Village has licensing agreements with Gateway 2000, Dell, Megahertz and others for shipment of Global Village software with their modems and systems.

International sales represented approximately 15%, 19%, and 11% of the Company's net revenue in fiscal 1997, 1996, and 1995, respectively. The Company utilizes distributors in Europe, the Middle East, Australia and Asia. There can be no assurance that the Company will be able to maintain or increase international demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Global Village generally requires its distributors to commit to a minimum sales volume and to provide local support, marketing and sales coverage for their specific territory. In addition to regulatory approval requirements, each country has local competitors with significant market share. In January 1995, the Company created a European subsidiary, Global Village Communication Europe B.V. to support its distribution channels in the sale, marketing and support of its products.

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

Because the Company generally ships products within a short period after receipt of an order, the Company does not usually have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's expense levels are based in part on its expectations as to future revenues. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse effect on the Company's results of operations. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

Marketing The Company complements its sales activities with a range of public relations and advertising programs designed to stimulate customer demand. The Company believes that reviews and comments by influential trade press, business press, market analysts and user group leaders have a pronounced impact on demand for the Company's products. The Company conducts regular product strategy briefings and new product previews. Historically, the Company has enjoyed strong support from the trade press and has received numerous awards for its products. Recent awards and accolades include PC Magazine's "Best Internet Tool of the Year" (January 1997) and Windows Sources "Stellar Product Award" (December 1996) for NewsCatcher, PC Magazine's "Editor's Choice Award" (February 1997) and Mobile Computing & Communications' "First Class Award" (February 1997) for Focal Point, ComputerLife's "Five Stars" (March 1997) for TelePort 33.6 Speakerphone modem for Windows, MacHome Journal's 1996 Annual Reader's Choice, Modem category (February 1997) for TelePort and GlobalFax Software, two MacWorld's "Editor's Choice Awards" (July 1996) for TelePort Platinum and PowerPort Platinum PC Card in independent contests, American Facsimile Association's 1996 "Best PC Card Fax/Modem Award" for PowerPort Platinum Pro PC Card, PC World "Best Buy" and OS/2 Magazine "Editors' Choice" awards for FaxWorks Pro, Byte Magazine's "Product Excellence Award" for One World Fax, Windows NT Magazine's "Editors' Choice Award" for FaxWorks Server for Windows NT, and Windows Magazine's "Recommended Product List" for Focal Point.

From time to time, the Company makes certain upgrade offers to its customers, for example to take advantage of greater speed or increased functionality through new additions to its communications product line. The Company also markets add-on products and convenience items directly to its installed base of customers. However, such sales do not currently constitute a significant portion of the Company's business.

Global Village has worked with OEMs such as Apple, Power Computing, Dell, Gateway 2000, IBM and Packard Bell throughout the Company's product development process and has developed a working relationship with them, which includes sharing of information, product sales, and licensing technology. The Company currently has several agreements with OEMs encompassing development and licensing of certain technology. See "Proprietary Rights." The Company seeks to continue to develop these relationships in order to better anticipate new technologies and understand the needs of their installed user bases. The OEMs are not contractually obligated to continue information sharing activities with the

Company and could discontinue such activities at any time. In addition, the OEMs are not contractually obligated to renew licenses with the Company or purchase the Company's products. In general, the OEMs also collaborate with other vendors of communications products that compete with the Company's products.

A substantial majority of the Company's sales to date have been derived from products designed for use with the Apple Macintosh family of personal computers, including the Macintosh desktop series of computers and the PowerBook series of portable computers. Therefore, the Company is substantially dependent on the sale of Apple Macintosh computers and the development and sale of new Apple computers. Due to expected continuing pricing pressures, reduced Macintosh unit sales, and new product introductions by the Company's competitors, the Company expects that revenues and/or gross margins from its products for the Apple Macintosh family could remain flat or decrease in future periods, which would have a material adverse effect on the Company's business, financial condition, and results of operations unless the Company can generate sufficient revenues from its Windows-based and other products to compensate for any shortfall in revenues from its Apple products. The market for personal computers is extremely competitive and rapidly changing. Apple's Macintosh system unit volumes have declined in recent periods and its Macintosh market share has fallen. Company revenues from the Apple Macintosh compatible products may decline in future periods. There can be no assurance that personal computers competing with the Apple Macintosh family of computers will not displace Macintosh products as such personal computers are enhanced in their functionality, evolve to support technologically superior applications or otherwise become economically more attractive. Although the Company now has solutions on a broader array of computing platforms, there can be no assurance as to the market acceptance of those solutions.

Apple in the past has experienced difficulty in making the transition associated with the development, manufacturing, marketing and sale of certain new computers. The transition to any new generation of products would subject the Company to the risks associated with such transitions, including the risk that
(i) potential customers will defer purchases of current products as a result of, among other things, speculation or premature announcements about new products;
(ii) the new products will not be successfully received in the marketplace; and
(iii) Apple will be unable to adequately meet demand for the new products. The inability of Apple to successfully develop, manufacture, market, sell or make the transition to new products could have a material adverse effect on the Company's results of operations. In addition, sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products. Any decrease in the sales of the Apple Macintosh family of computers could have an immediate and material adverse effect on the Company's results of operations. For example, in May 1996, the Company announced that its current quarter had being adversely impacted by Apple Computer's recently announced repair program for Macintosh PowerBook 5300 and 190 models.

Additionally, any time one of the Company's OEM customers makes a transition to a new machine or architecture, there are risks of compatibility and interoperability problems, that, if severe enough, could materially, adversely impact the Company's sales and customer satisfaction.

The Company provides a five-year warranty on its personal products and a three-year warranty on its server products, which provide for the repair or replacement of products determined to be defective. Therefore, the Company is exposed to the risk of product returns from distributors, direct resellers and end-user customers.

COMPETITION

The market for the Company's products is intensely competitive and is characterized by rapidly changing technology, evolving industry communication standards and frequent new product introductions. A number of competitors, including U.S. Robotics, Diamond Multimedia, Hayes, Shiva, Zoom, and 3Com, among others, offer products that compete with one or more of the Company's products. Other companies in the personal computer industry, such as modem vendors, remote access server vendors, communication software vendors, microprocessor and chip set suppliers, fax machine manufacturers and personal computer manufacturers, could seek to expand their product offerings by designing and selling products using competitive technology that could render obsolete or have a material adverse effect on sales of the Company's products.

Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. In addition, the market for the Company's products is characterized by significant price competition, and the Company expects that it will face increasing pricing pressures from its current competitors. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to further reduce its prices. Any material reduction in the price of the Company's products could negatively affect gross profit as a percentage of net revenue and could require the Company to increase unit sales in order to maintain net revenue. There can be no assurance, however, that the Company would be able to increase its unit sales or maintain its present level of net revenue. Any failure to so increase unit sales or maintain the Company's net revenue would have a material adverse effect on the Company's financial condition and results of operations.

Apple currently offers products that compete directly or indirectly with the Company's products and can be expected to introduce additional competitive products in the future. Apple currently bundles modems and communications software with certain of its computers, and the Company anticipates that Apple will continue to bundle such products in the future. In addition, Apple may further enhance communications functionality within its desktop or portable computers. Any such additional bundling or enhancement by Apple would have a material adverse effect on the Company's financial condition and results of operations.

The Company's OneWorld fax server products compete primarily with stand-alone fax machines, electronic mail, centralized fax systems produced by independent manufacturers such as 4Sight, Cypress, and STF, as well as printer vendors, including Apple and NEC, which offer fax capabilities with some of their products. The Company's OneWorld Combo server competes with the same products in the fax server category, as well as with remote access server products produced by competitors such as Shiva, 3Com, and others.

Focal Point and FaxWorks, the Company's integrated communications software for computers running Windows, faces competition from Symantec, Quarterdeck, and Smith Micro. Of those competitors, Symantec has an approximately 75% share of the fax software market. In the OEM software market, the primary competitor is Smith Micro. In the network fax server segment, competitors include Cheyenne, Optus, Rightfax and many smaller vendors.

Global Village's NewsCatcher product competes indirectly with alphanumeric pager based information services and with wired alternatives for accessing news summaries using personal computers. Competitors in this segment include PointCast, Individual Inc., and others.

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

The Company is aware of products in addition to its own that are marketed under the trademarks "PowerPort," "TelePort," "GlobalFax," "Focal Point," and "OneWorld." The Company also is aware of a company that operates under and has a trademark for the name "Global Villages" and provides computer-related services. There can be no assurance that litigation with respect to these trademarks will not be instituted by any third parties. If any such litigation were successful, the Company could be required to pay damages and cease all use of a particular trademark. There can be no assurance that any loss of the right to use a trademark would not reduce sales of the Company's products. In any event, even if the Company were successful in any such litigation, the legal and other costs associated with such litigation could be substantial. As is customary in the Company's industry, the Company from time to time receives communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that any such claims would not result in protracted and costly litigation. The Company anticipates that the duration of its trademarks will be perpetual.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts are primarily focused on software development, hardware development, and systems integration. The Company's expenditures for research and development were $12.0 million, $14.6 million and $8.8 million for the fiscal years ended March 31,

1997, 1996 and 1995, respectively. Customer-sponsored research and development was immaterial during these periods.

The market for personal computer communications products is characterized by continual change and improvement in hardware and software technology resulting in short product life cycles. The Company believes that its future success will depend on its ability to enhance its current products, develop new products on a timely and cost-effective basis that meet changing customer needs and respond to emerging industry standards and other technological changes. In particular, the Company must adapt its products to the evolving technological standards of the various computer platforms and new technical standards resulting from increases in data transmission speed and wireless communication. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences or any significant delay in product development or introduction would have a material adverse effect on the Company's results of operations. Due in part to the factors described above, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company writes down inventory that it considers to be excess or obsolete, the Company has in the past recorded inventory write-offs in excess of previous write downs. There can be no assurance that the Company's recorded allowances for such write-offs will be adequate in the future, and material write-offs could have a material adverse effect on the Company's results of operations and working capital. In addition, products as complex as those offered by the Company may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments resulting in a delay in market acceptance or a recall of such products.

MANUFACTURING AND SUPPLIERS

The Company's manufacturing operations consist primarily of turnkey managers, program managers, quality assurance, packaging and shipping personnel. For a majority of its hardware assemblies, the Company purchases fully manufactured and tested units from CMC, a "turnkey" manufacturing subcontractor. Components and manufacturing services from the Company's suppliers are obtained on an as-needed basis. The Company believes that there are a number of alternative contract manufacturers that could produce the Company's products. However, it could take a significant period of time and result in significant additional expense to qualify an alternative subcontractor and commence manufacturing in the event of a reduction or interruption of production. Therefore, the Company is highly dependent, on a short-term basis, on its continued relationship with its "turnkey" manufacturing subcontractor and any reduction, interruption, or termination of this relationship could have a material adverse effect on the operating results of the Company.

The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly chip sets designed and manufactured by Rockwell International and Texas Instruments. The Company generally purchases sole or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with its sole or limited source suppliers. Certain component suppliers, such as Rockwell, are also modem manufacturers and, accordingly, could elect to satisfy their internal supply requirements rather than the Company's purchase requirements. The Company at times in the past has experienced delays in product development and difficulties in manufacturing sufficient product to meet demand due to the inability of certain suppliers to meet the Company's volume and schedule requirements. There can be no assurance that the Company's suppliers will be able to meet the Company's requirements for key components and failure to meet such requirements in the future could have a material adverse effect on the Company's results of operations.

Because the Company generally ships products within a short period after receipt of an order, the Company does not usually have a material backlog of unfilled orders. The Company's inventory purchases are based in part on its expectations as to future orders. Therefore, the Company may be unable to reduce parts orders in a timely manner to compensate for any unexpected product orders shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's financial condition and results of operations.

SOFNET

In August 1994, the Company acquired SofNet, a supplier of fax software for PCs running Windows, OS/2 or DOS. In fiscal 1996, Global Village relocated SofNet's telesales operation to the Company's headquarters in Sunnyvale, California. In fiscal 1997, the Company relocated most of the remaining SofNet operations to Sunnyvale and refocused emphasis from the development of communications software for OEMs and consumers to the production of communications server software and Windows-based communications systems for sale under the Company's name and through retail, VAR, and direct channels. There can be no assurance that the Company will not experience difficulties in connection with the transition of its SofNet operations to Sunnyvale.

KNX LIMITED

In January 1996, the Company acquired KNX Limited, a UK-based provider of ISDN remote access products. KNX's products served two distinct markets: Its ISDN branch office router served large organizations wishing to extend the organizational network infrastructure to remote offices. KNX's personal product line, primarily ISDN terminal adapter cards, served consumers who sought higher speed connections to the Internet or to the office network.

In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation based in the United Kingdom (formerly, the Company's ISDN division). The disposition of the division has been accounted for as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30 and prior period financial statements have been restated to reflect the discontinuation of the enterprise network server operation. The loss from discontinued operations of $1.8 million, $3.3 million and $1.5 million in fiscal years 1997, 1996 and 1995, respectively, represents the operation's operating losses. The loss on disposal of discontinued operations of $2.2 million in fiscal 1997 represents the cost to dispose of the operation (including estimated contingent liabilities of $2.0 million at March 31, 1997) net of $3.8 million of cash received from the sale of the operation's assets to Mitel Telecom Limited. Global Village retained a royalty free license for portions of KNX's ISDN technology and relocated a number of the KNX staff to the Company's headquarters in Sunnyvale, California.

EMPLOYEES

As of March 31, 1997, the Company employed a total of 218 persons, including 82 in sales, marketing and customer support, 45 in operations, 67 in engineering and product development and 24 in finance and administration. The Company had 2 employees located in Canada, and 1 employee in England, and 215 employees located in the United States. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good. The Company's future success depends to a significant extent on its senior management and other key employees, including key development personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's results of operations. The Company has no employment agreements with any of its key employees. The Company also believes that its future success will depend in large part on its ability to attract and retain additional key employees. Competition for such personnel in the computer industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

EXECUTIVE OFFICERS OF THE COMPANY

The current executive officers of the Company and their ages as of March 31, 1997 are as follows:

         NAME              AGE                        POSITION
Neil Selvin                 43      President, Chief Executive Officer and
                                      Director
Leonard A. Lehmann          42      Chairman of the Board
John M. Peterson            52      Vice President, Finance, Chief Financial
                                      Officer and Secretary
James Brown                 42      Vice President, Operations
Charles R. Oppenheimer      38      Vice President and General Manager, Products
                                      Group
Jack Battaglia(1)           52      Vice President, Sales
Marsha Raulston             48      Vice President, Customer Satisfaction and
                                      Human Resources
Marc Linden                 36      Vice President of New Business Development

(1) Jack Battaglia joined the company in April 1997.

Neil Selvin has served as President and Chief Executive Officer and director of the Company since March 1993. From February 1990 to March 1993, he was Director of Marketing at Apple Computer for the PowerBook product family and prior to that for Apple's peripherals product line. From 1985 to 1990, Mr. Selvin was employed by Ampex Corporation, a manufacturer of electronics products, most recently as Chief Operating Officer of its Video Systems division and also as business unit general manager and in several marketing management positions. Prior to joining Ampex Corporation, Mr. Selvin held marketing, sales and technical management positions at Varian Associates and Apollo Lasers. Mr. Selvin is also a director of two privately held corporations, GlobalCenter, Inc. and AirMedia, Inc. Mr. Selvin received a B.A. in physics and mathematics from Pomona College, an M.S. in physics from Brown University, and an M.B.A. from Harvard Business School.

Leonard A. Lehmann has served as Chairman of the Board of the Company since its founding in June 1989. From January 1993 to March 1996, Mr. Lehmann served as Vice President, Advanced Products and evaluated new technologies and performed strategic planning for the Company. From March 1992 to January 1993, he served as Vice President, Engineering of the Company. From June 1989 to March 1992, he served as the Company's Chief Executive Officer. Mr. Lehmann was also a founder of DigiRad Corporation, a medical imaging company, and GreenSpring Computers, Inc., an industrial computer manufacturer. Mr. Lehmann received a B.S. in electrical engineering from Cornell University, and an M.S. and a Ph.D. in electrical engineering from Stanford University.

John M. Peterson became the Company's Vice President, Finance, and Chief Financial Officer and Secretary in March 1997. From 1988 to 1995, Mr. Peterson was Chief Financial Officer and Vice President of Finance and Administration at Calera Recognition Systems. From 1984 to 1988, he was the Senior Vice President and Chief Financial Officer at E-H International. Previously, Mr. Peterson worked for Atari, Inc. where he held several key management positions. Mr. Peterson received a B.S. in accounting at San Jose State University, and is a certified public accountant in the State of California.

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

Charles R. Oppenheimer became the Company's Vice President and General Manager, Mac Division in October 1994. He previously served as Vice President, Marketing of the Company beginning in July 1993. From 1984 to July 1993, Mr. Oppenheimer was employed by Apple Computer, most recently as Director of System Software Marketing and also as manager of System Software Marketing and manager of Macintosh Product Marketing. Mr. Oppenheimer received a B.S. in computer science from Union College, and an M.B.A. from The Wharton School.

Jack Battaglia became the Company's Vice President of Sales in April 1997. From April 1996 to April 1997, Mr. Battaglia was Vice President of Sales-Americas of Syquest Technology, a manufacturer of removable hard drives for computers. From May 1995 to April 1996, he was employed by Beau Vallon Group Technology Consultants. From 1969 to 1995, Mr. Battaglia held various senior sales and marketing management positions with Memorex Brand Consumer Products. Mr. Battaglia attended Long Beach State University.

Marsha Raulston became the Company's Vice President, Customer Satisfaction in January 1994 and, in January 1997, also assumed responsibility for Human Resources. From October 1991 to January 1994, Ms. Raulston was Vice President of Customer Service of Intuit, a personal finance software company. From June 1987 to October 1991, Ms. Raulston served as Corporate Coordinator, Quality of Work Life at American Airlines, Inc., and, prior to that, she worked for the Citicorp Diners Club Inc., a credit card issuer. Ms. Raulston holds a B.A. in psychology from Stephens College in Columbia, Missouri and an M.A. in sociology from the University of Nottingham in Nottingham, England.

Marc Linden became the Company's Vice President of New Business Development in June 1996. From October 1992 to June 1996, Mr. Linden was Director of Business Development and Planning of Octel Communications, a voicemail equipment manufacturer. From 1987 to 1992, he was employed as a consultant with McKinsey & Co. Mr. Linden received a A.B. in Economics from the University of California Berkeley, and an M.B.A. from Harvard Business School.

ITEM 2. PROPERTIES

The Company leases approximately 128,000 square feet of office space for its headquarters in Sunnyvale, California. This facility accommodates administration, finance, sales, marketing, customer satisfaction, engineering, and research and development. The lease expires in April 2000 and the monthly rent is approximately $108,000. Approximately 64,835 square feet of this office space is subleased at a monthly income of $85,000.

The Company's manufacturing and distribution operation consists of a 23,940 square foot facility in Plano, Texas. The lease expires in December 2002 and monthly rent is approximately $9,975.

The Company also leases approximately 21,000 square feet of office space in Marietta, Georgia. The lease expires in January 2000 and the monthly rent is approximately $18,000. In May 1997, approximately 16,000 square feet was subleased at a monthly income of $13,000. Also, the Company leases sales office space at five other facilities, including three in the United States, one in England and one in Canada.

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

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this submission, there are no material proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

[PART 2 GRAPHIC]

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The following required information is filed as part of the report:

The Company has not paid cash dividends on its Common Stock. The Company's Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol "GVIL." The following table sets forth the range of high and low closing sale prices for the Common Stock:

                                          Low Sale Price        High Sale Price
         -----------------------------------------------------------------------
         Fiscal 1996
           First Quarter                      $11.00                 $17.00
           Second Quarter                      13.00                  18.13
           Third Quarter                       10.25                  24.13
           Fourth Quarter                      12.12                  19.25
         Fiscal 1997
           First Quarter                      $ 8.25                 $18.25
           Second Quarter                       5.88                   9.50
           Third Quarter                        3.00                   9.25
           Fourth Quarter                       1.06                   3.56

On March 31, 1997, there were approximately 391 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial information for the years ended March 31, 1993 through March 31, 1997 is derived from the Company's consolidated financial statements, which have been audited by the Company's independent auditors. The information set forth below is qualified by reference to and should be read in conjunction with the Financial Statements and related notes thereto and

"Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                           1993     1994       1995        1996        1997
---------------------------------------------------------------------------------------------
In thousands, except per share data
STATEMENTS OF OPERATIONS DATA(A):
  Net revenue                           $22,853    $46,637    $80,021    $136,941    $ 90,174
  Income (loss) from operations           2,270      6,764     (3,239)     16,154     (42,029)
  Income (loss) from continuing
    operations                            1,478      4,302     (6,206)     12,148     (35,852)
  Loss from discontinued operations        (499)      (408)    (1,466)     (3,312)     (4,029)
  Net income (loss)                     $   979    $ 3,900    $(7,672)   $  8,836    $(39,881)
  Income (loss) per share:
    Income (loss) from continuing
       operations                       $  0.12    $  0.33    $ (0.41)   $   0.68    $  (2.13)
    Net income (loss)                   $  0.08    $  0.30    $ (0.51)   $   0.49    $  (2.37)
  Shares used in computing income
    (loss) per share                     12,403     13,127     15,013      17,872      16,835
BALANCE SHEET DATA:
  Working capital                       $ 5,628    $27,011    $28,468    $ 36,402    $ (3,760)
  Total assets                           11,318     36,407     53,722      72,035      35,200
  Total liabilities                       4,445      7,269     17,587      24,204      27,850
  Stockholder's equity                  $68,735    $29,138    $36,135    $ 47,831    $  7,350
---------------------------------------------------------------------------------------------

The selected consolidated financial data has been derived from, and should be read in conjunction with, the related Consolidated Financial Statements.

(a) In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue the operations of its enterprise network server operation based in the United Kingdom (formerly, the Company's ISDN Division). Therefore, operating results for the ISDN Division are classified as discontinued operations on the Company's Consolidated Statements of Operations, and all periods have been restated accordingly.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1997. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements as a result of the risks identified and the other cautionary disclosures set forth below and elsewhere in this report.

Global Village Communication, Inc. ("Global Village" or "the Company"), is a leader in the design, development and marketing of easy-to-use integrated communications products and services for personal computer users with Windows, Macintosh, OS/2 and DOS operating systems. The Company's products enable mobile, home office, and networked computer users in small and medium-sized organizations to communicate efficiently with colleagues, customers, and suppliers.

The Company in the past has experienced and in the future may experience significant fluctuations in annual and quarterly operating results that may be caused by many factors including, among others, the introduction or enhancement of products by Apple Computer, Inc. (Apple), IBM-compatible personal computer manufacturers, the Company or its competitors; the sales rates of Apple Macintosh personal computers and PCs; the size and timing of individual orders; market price reductions; market acceptance of new products and technology; seasonality of revenues; customer order deferrals and accelerations in anticipation of new products; changes in the Company's operating expenses; performance of the Company's distributors and suppliers; mix of products sold; quality control of the Company's products; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

The industry in which the Company competes is generally subject to short product life cycles. In this regard, the Company traditionally has experienced a significant reduction in the average selling prices of its products as the time from product introduction elapses. In fiscal year 1997, the Company instituted significant price reductions with respect to substantially all of its products and expects that competitive pressures will continue to necessitate price reductions. In particular, the Company expects increased competition for its products for the Apple Macintosh family of personal computers to continue as a number of companies continue to introduce modems for the Apple platform. There can be no assurance that the trend of reduced average selling prices will not accelerate during fiscal 1998.

In May 1996, Apple announced a repair program for its Powerbook 5300 and 190 laptop computers which was effectively a recall of defective Apple Macintosh computers. As a result of the repair program, the Company experienced significantly reduced sales of its PowerPort products, particularly, its PowerPort PC cards. Sales of such products have not returned to the levels achieved prior to Apple's announcement and the Company does not believe that it will achieve such sales levels for the foreseeable future. The Company therefore expects that revenues and/or gross margins from its products for the Apple Macintosh family could decrease in future periods, which would have a material adverse effect on the Company's business and results of operations unless the Company can generate sufficient revenues and/or gross margins from products to compensate for any shortfall in revenues from its Apple platform products. Any price reduction or decrease in sales volume could have a material adverse effect on the Company's results of operations.

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

The Company's Apple Macintosh products are characterized by a highly integrated, proprietary software and hardware design which makes computer communications easy for the average user. For Windows, OS/2 and DOS operating systems, the Company provides integrated communications software to original equipment manufacturers (OEMs) such as Gateway and Dell Computers, and through other distribution channels to end users. In addition, the Company has a wireless Internet receiver that provides multimedia news, sports and weather information direct to the desktop.

To date, a substantial majority of the Company's revenue has been attributable to sales of its TelePort and PowerPort product lines (all of which are designed around the Apple Macintosh family of computers), and the Company expects that sales of these products will account for a majority of its revenue for the foreseeable future. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its TelePort and PowerPort products, the Company's ability to successfully reduce or control various operating expenses as well as the Company's ability to generate increased sales of PC, or other products. Though the Company continually seeks to further enhance its product offerings and to develop new products, there can be no assurance that these development efforts will result in enhanced or new products being introduced on a timely basis, or that any such product enhancements or new products will achieve market acceptance. In addition, the announcement by the Company of new products with the potential to replace current products may cause customers to defer purchasing the Company's current products which could have a material adverse effect on the Company's results of operations. As a result of changing technology and market factors, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company has written down inventory that it considers to be excess or obsolete, there can be no assurance that the Company's write downs will be adequate, and a material increase in such write downs and returns over historical rates would have a material adverse effect on the Company's results of operations and working capital. There can be no assurance that the Company will be successful in developing new products or enhancing its current products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

The Company is dependent on sole or limited source suppliers for certain key components and services used in its products particularly the modem chip sets designed and manufactured by Rockwell International and Texas Instruments. The Company has no guaranteed supply arrangements with its sole or limited source suppliers. The Company at times in the past has experienced delays in its ability to manufacture sufficient product to meet demand due to the inability of certain suppliers to meet the Company's volume and schedule requirements. There can be no assurance that any sole or limited source supplier will meet the Company's volume and scheduling requirements in the future. Any failure of such a supplier to meet such requirements could have a material adverse effect on the Company's business and results of operations and working capital.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, the percentage relationship to net revenue of certain items in the Company's Consolidated Statements of Operations.

                  YEAR ENDED MARCH 31                     1997        1996        1995
--------------------------------------------------------------------------------------
Net revenue                                                100%        100%        100%
Cost of revenue                                             89          57          54
--------------------------------------------------------------------------------------
Gross profit                                                11          43          46
--------------------------------------------------------------------------------------
Operating expenses:
  Research and development                                  14          11          11
  Marketing and sales                                       32          17          18
  General and administrative                                 8           4           5
  Restructuring costs                                        1          --          --
  Loss from investment in GlobalCenter, Inc.                 2          --          --
  In-process research and development                       --          --          16
--------------------------------------------------------------------------------------
    Total operating expenses                                57          32          50
--------------------------------------------------------------------------------------
Income (loss) from operations                              (46)         11          (4)
Other income, net                                            1           1           1
--------------------------------------------------------------------------------------
Income (loss) before income taxes                          (45)         12          (3)
Provision for income taxes (benefit)                        (5)          3           5
--------------------------------------------------------------------------------------
Income (loss) from continuing operations                   (40)          9          (8)
--------------------------------------------------------------------------------------
Loss from discontinued operations                           (2)         (2)         (2)
Loss on disposal of discontinued operations                 (2)         --          --
--------------------------------------------------------------------------------------
Loss from discontinued operations                           (4)         (2)         (2)
--------------------------------------------------------------------------------------
Net income (loss)                                          (44)%         7%        (10)%
--------------------------------------------------------------------------------------

NET REVENUE

Net revenue includes revenue from gross shipments, licenses and royalties, less reserves for returns and allowances. Net revenue decreased to $90.2 million in fiscal 1997 from $137.0 million in fiscal 1996. Net revenue increased to $137.0 in fiscal 1996 from $80.0 in fiscal 1995. The fiscal 1997 decrease in net revenue is primarily attributable to Apple Computer's repair program for the Macintosh PowerBook 5300 and 190 models and reduced shipments of other Macintosh products. The repair program significantly reduced the number of Apple computers available for the Company's products. The Company's products most impacted by Apple's repair program were its PowerPort PC cards. The fiscal 1996 increase in net revenue was primarily attributable to the introduction of PCMCIA modems, an increase in international sales, and a general increase in volume of shipments of Company's products through distribution channels.

Aggregate returns and allowances have approximated 18%, 6% and 5% of gross revenue for fiscal 1997, 1996 and 1995, respectively. The increase in fiscal 1997 is primarily due to returns and reserves associated with several slow moving products.

International net revenue decreased to $13.3 million or 15% of net revenues in fiscal 1997 from $25.7 million or 19% of net revenue in fiscal 1996. International net revenue increased in fiscal 1996 from $8.9 million or 11% of net revenues in fiscal 1995. The fiscal 1997 decrease in international net revenue is primarily attributable to the decrease in the Company's sales in the Asia region to Apple Japan. The fiscal 1996 increase in international net revenue was due to a substantial OEM agreement with Apple Japan.

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

GROSS PROFIT

Cost of revenue primarily consists of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments, and warranty expenses. The Company's gross profit as a percentage of net revenue decreased to 11% in fiscal 1997 from 43% in fiscal 1996 and 46% in fiscal 1995. The gross profit decreases were primarily attributable to both minimal revenue produced by high margin products, such as the PowerPort PC cards which were adversely impacted by Apple Computer's repair program for the Macintosh PowerBook 5300 and 190 models, and an increase in inventory and sales return reserves due to several slow moving products. Gross margins are likely to fluctuate as a result of the sales mix between lower and higher margin products, the nature and amount of licensing and royalty income, and changes in distribution channels, as well as changes in component and production costs and price reductions. In particular, the Company expects that over the next several quarters, pricing pressures will continue, and new products will be introduced by the Company's competitors, both of which may have an adverse effect on the gross margins from the Company's products for the Apple platform. The Company does not expect gross margin to return to its higher historical levels.

RESEARCH AND DEVELOPMENT

The Company's research and development ("R&D") expenses decreased to $12.0 million in fiscal 1997 from $14.6 million in fiscal 1996. Fiscal 1996 research and development expenses of $14.6 million increased from $8.8 million in fiscal 1995. The decline in fiscal 1997 is a result of the elimination of R&D expenses associated with the divestiture of GlobalCenter. The increase in research and development expenses in fiscal 1996 as compared to fiscal 1995 reflect significant increases in personnel and related costs incurred in the development of new products and the enhancement of existing products. Research and development expenses as a percentage of net revenue were 14%, 11%, and 11% in fiscal 1997, 1996, and 1995, respectively. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed." Historically, software development has been substantially completed concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized to date.

MARKETING AND SALES

The Company's marketing and sales expenses increased to $28.9 million in fiscal 1997 from $23.0 million in fiscal 1996 and from $14.1 million in fiscal 1995. Marketing and sales expenses were 32%, 17%, and 18% of net revenue in fiscal 1997, 1996, and 1995, respectively. Fiscal 1997 expenses increased due to advertising and promotion costs associated with new products such as Focal Point, NewsCatcher and speakerphone modems.

The increase in marketing and sales expense in fiscal 1996, as compared to fiscal 1995, resulted from the inclusion, beginning in August 1994 of marketing and sales expenses from the acquisition of SofNet, the introduction of new and enhanced products, the expansion of distribution and dealer channels, increased product advertising, the expansion of the Company's customer support organization, and the addition of marketing and sales personnel. The Company expects that advertising activities will probably decrease in fiscal 1998 in absolute terms and as a percentage of total net revenue.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $7.4 million in fiscal 1997 from $5.7 million in fiscal 1996 and from $4.1 million in fiscal 1995. The increase in general and administrative expense in fiscal 1997 was primarily due to legal expenses associated with the settlement of two lawsuits, additional bad debt reserves and other general operating expenses. General and administrative expenses as a percentage of net revenue were 8%, 4%, and 5% in fiscal 1997, 1996, and 1995, respectively.

RESTRUCTURING COSTS

In December 1996, the Company announced a restructuring plan to streamline its operations, reduce its workforce and enable the Company to improve its operating results. The Company recorded a restructuring charge of $1.3 million related primarily to severance costs, write-offs of fixed assets and purchased software technology and a lease abandonment.

LOSS FROM INVESTMENT IN GLOBALCENTER

In April 1996, Global Village announced that it had incorporated its Internet Services Division as a standalone business called GlobalCenter, Inc. At the same time, the Company announced that UUNET Technologies, Inc. had acquired an equity interest in GlobalCenter, Inc. At that time, the Company no longer had the ability to exercise significant control over GlobalCenter. Accordingly, the Company no longer consolidated the results of GlobalCenter and began to account for its investment using the equity method of accounting. As a result of the refinancing and operating performance of GlobalCenter during the first quarter of fiscal 1997, the Company recorded an investment loss of $2.2 million and reduced the book value of its investment to zero. In December 1996, GlobalCenter entered into a definitive merger agreement whereby GlobalCenter and Phoenix-based Primenet Services for the Internet, Inc. merged, reducing the Company's percentage ownership below 10%. Accordingly, in the third quarter of fiscal 1997, the Company began accounting for its investment in GlobalCenter using the cost method of accounting. The Company's investment balance as of March 31, 1997 remains zero.

IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the Company's acquisition of SofNet in August 1994, approximately $12.8 million of the purchase price was allocated to in-process research and development. This in-process research and development had not achieved technological feasibility at the time of the acquisition and, therefore, did not qualify for capitalization under generally accepted accounting principles for software capitalization, and thus was charged to operations in the second quarter of fiscal 1995.

OTHER INCOME

The Company's net other income decreased to $0.8 million in fiscal 1997 from $1.2 million in fiscal 1996 and from $0.8 million in fiscal 1995. Other income was 1% of net revenue in each of fiscal 1997, 1996, and 1995. The dollar decrease in fiscal 1997 is the result of a decrease in interest income associated with lower cash balances and an increase in interest expense related to the line of credit borrowings, partially offset by an increase in other income. The increase in fiscal 1996 over fiscal 1995 is primarily attributable to an increase in interest income.

PROVISION FOR INCOME TAXES

The combined federal, state and foreign effective income tax rates for continuing operations were 13% in fiscal 1997, 30% in fiscal 1996, and 37% in fiscal 1995 (excluding the impact of the one-time in-process research and development charge).

The fiscal 1997 rate differs from the combined statutory rates primarily due to the establishment of a full valuation allowance against the deferred tax assets. The Company's increased foreign activities during fiscal 1996 was the primary differential from the combined statutory rates for that period. In addition, the rates also differ from the combined statutory rates in effect during these periods as a result of tax exempt interest, available research credits, and foreign sales corporation tax benefits.

DISCONTINUED OPERATIONS

In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation based in the United Kingdom (formerly, the Company's ISDN division). The disposition of the division has been accounted for as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30 and prior period financial statements have been restated to reflect the discontinuation of the enterprise network server operation. The loss from discontinued operations of $1.8 million, $3.3 million, and $1.5 million in fiscal years 1997, 1996 and 1995, respectively, represents the operation's operating losses, with no associated tax benefits. The loss on disposal of discontinued operations of $2.2 million in fiscal 1997 (no income tax benefits) represents the cost of disposal of the operation (including estimated contingent liabilities of $2.0 million at March 31, 1997) net of $3.8 million of cash received from the sale of the operation's assets. The $2.2 million loss on disposal of discontinued operations also includes a $2.1 million loss from operations, from the measurement date to the disposal date.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $9.7 million at March 31, 1997, representing 28% of total assets. Working capital was $36.4 million at March 31, 1996, and a negative $3.8 million at March 31, 1997, a decline of $40.2 million. The decrease in working capital was primarily attributable to losses from continuing and discontinued operations, investments in AirMedia, Inc. and GlobalCenter, Inc., and repurchases of common stock.

Since its last fiscal year end, the Company has used approximately $24.1 million in cash to finance both its continuing and discontinued operations. Any further operating losses, inventory buildups or inability to collect its accounts receivable could necessitate further reductions in expenses and would have a material adverse affect on the Company's business, financial condition and results of operations. At March 31, 1997, the Company's principal source of liquidity was $9.7 million in cash which includes $4.2 million in borrowings against its bank line of credit. The Company is in the process of evaluating various measures to improve its operating performance and manage its cash requirements for fiscal 1998.

At March 31, 1997, the Company had borrowings against its bank line of credit of $4.2 million. At December 31, 1996, the Company was in violation of certain financial covenants under its line of credit and had been notified by its lender that it was in default of its borrowing agreement. In February 1997, the Company renegotiated the terms of the line of credit and was in compliance with such terms as of March 31, 1997. In April 1997, the Company entered into a new line of credit agreement with another bank which provides for borrowings of up to $5.0 million based on eligible accounts receivable. The Company's accounts receivable (net of reserves) dropped over the fiscal year from $12.4 million on March 31, 1996 to $4.3 million on March 31, 1997, consequently reducing the Company's borrowing capacity through its new line of credit.

The Company does not expect fiscal 1998 capital expenditures to exceed historical levels and may possibly be reduced. During the past year, the Company has experienced significant negative cash flows. However, the Company currently believes that its existing cash and new credit facility, along with a reduction in overhead and direct costs, resizing its business, and the recovery of certain tax assets, should enable the Company to meet its cash requirements for at least the next twelve months. The preceding sentence is a forward-looking statement. The Company's funding requirements may change at any time due to various factors, including the Company's operating results, the results and timing of the Company's launch of new products and services, the Company's ability to reduce or control various operating expenses through cost containment measures or operating reductions, the success of the Company's marketing efforts, technological advances and competition. The Company may be required to issue additional debt or equity securities which could substantially dilute the ownership of existing stockholders. Any shortfall in funding could result in the Company having to curtail the introduction or development of new products and its entry into new markets, any of which could have a material adverse affect on the Company's business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                PAGE
 (1)  Consolidated Financial Statements
      Independent Auditors' Report                                                               26
      Consolidated Balance Sheets as of March 31, 1997 and 1996                                  27
      Consolidated Statements of Operations for the three years ended March 31, 1997             28
      Consolidated Statements of Stockholders' Equity for the three years ended March 31,        29
        1997
      Consolidated Statements of Cash Flows for the three years ended March 31, 1997             30
      Notes to Consolidated Financial Statements                                                 31
 (2)  Consolidated Financial Statement Schedule for the three years ended March 31, 1997.
      Schedule II -- Consolidated Valuation and Qualifying Accounts                              43

Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Global Village Communication, Inc.

We have audited the consolidated financial statements of Global Village Communication, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Village Communication, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Palo Alto, California
April 23, 1997

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                           MARCH 31                                1997         1996
--------------------------------------------------------------------------------------
                    In thousands, except share and per share data
ASSETS
Current assets:
  Cash and cash equivalents                                      $  9,687      $15,900
  Short-term investments                                               --       21,819
  Accounts receivable, net                                          4,324       12,449
  Inventories, net                                                  2,071        5,779
  Income tax receivable                                             7,665           --
  Deferred income taxes                                                --        2,384
  Other current assets                                                343        1,998
  Net assets of discontinued operations                                --          277
--------------------------------------------------------------------------------------
    Total current assets                                           24,090       60,606
--------------------------------------------------------------------------------------
Property and equipment, net                                         6,929       10,055
Investment in AirMedia, Inc.                                        4,043           --
Other assets                                                          138        1,374
--------------------------------------------------------------------------------------
    Total assets                                                 $ 35,200      $72,035
--------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit borrowings                                      $  4,241      $    --
  Accounts payable                                                 15,971       18,046
  Accrued and other liabilities                                     7,638        5,823
  Income taxes payable                                                 --          335
--------------------------------------------------------------------------------------
    Total current liabilities                                      27,850       24,204
--------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000,000 shares
  authorized; none issued and outstanding                              --           --
Common Stock, $0.001 par value; 30,000,000 shares authorized;
  16,929,690 and 16,744,837 shares issued and outstanding              17           17
Additional paid-in capital                                         42,873       43,226
Cumulative translation adjustment                                      --          247
Retained earnings (accumulated deficit)                           (35,540)       4,341
--------------------------------------------------------------------------------------
Total stockholders' equity                                          7,350       47,831
--------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $ 35,200      $72,035
--------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

               YEAR ENDED MARCH 31                     1997          1996         1995
----------------------------------------------------------------------------------------
                          In thousands, except per share data
Net revenue                                          $ 90,174      $136,941      $80,021
Cost of revenue                                        80,439        77,583       43,407
----------------------------------------------------------------------------------------
    Gross profit                                        9,735        59,358       36,614
----------------------------------------------------------------------------------------
Operating expenses:
  Research and development                             12,008        14,550        8,824
  Marketing and sales                                  28,900        22,976       14,094
  General and administrative                            7,367         5,678        4,126
  Restructuring costs                                   1,298            --           --
  Loss from investment in GlobalCenter, Inc.            2,191            --           --
  In-process research and development                      --            --       12,809
----------------------------------------------------------------------------------------
    Total operating expenses                           51,764        43,204       39,853
----------------------------------------------------------------------------------------
Income (loss) from operations                         (42,029)       16,154       (3,239)
Other income (expense), net:
  Interest income                                         411         1,000          832
  Interest expense                                       (248)           --           (2)
  Other income                                            613           154           13
----------------------------------------------------------------------------------------
    Total other income, net                               776         1,154          843
----------------------------------------------------------------------------------------
Income (loss) before income taxes                     (41,253)       17,308       (2,396)
Provision for income taxes (benefit)                   (5,401)        5,160        3,810
----------------------------------------------------------------------------------------
Income (loss) from continuing operations              (35,852)       12,148       (6,206)
----------------------------------------------------------------------------------------
Discontinued operations:
  Loss from discontinued operations                    (1,822)       (3,312)      (1,466)
  Loss on disposal of discontinued operations          (2,207)           --           --
----------------------------------------------------------------------------------------
Loss from discontinued operations                      (4,029)       (3,312)      (1,466)
----------------------------------------------------------------------------------------
Net income (loss)                                    $(39,881)     $  8,836      $(7,672)
----------------------------------------------------------------------------------------
Income (loss) per share from continuing operations   $  (2.13)     $   0.68      $ (0.41)
Loss per share from discontinued operations             (0.24)        (0.19)       (0.10)
Net income (loss) per share                          $  (2.37)     $   0.49      $ (0.51)
----------------------------------------------------------------------------------------
Shares used in computing per share amounts             16,835        17,872       15,013
----------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        Retained
                                         Common Stock       Additional   Cumulative     Earnings         Total
                                      -------------------    Paid-in     Translation  (Accumulated   Stockholders'
                                        Shares     Amount    Capital     Adjustment     Deficit)        Equity

        -------------------------------------------------------------------------------------------------
                                         In thousands, except share data
Balances as of March 31, 1994:        13,671,000      $13      $25,805        $ 109        $ 3,177        $ 29,104
 Exercise of stock options               638,481        1          361           --             --             362
 SofNet, Inc. acquisition              1,772,369        2       13,078           --             --          13,080
 Shares issued under ESPP                 55,848       --          382           --             --             382
 Cashless exercise of redeemable
   warrant                                29,731       --           --           --             --              --
 Tax benefits related to stock
   plans                                      --       --          866           --             --             866
 Foreign currency translation
   adjustment                                 --       --           --           13             --              13
 Net loss                                     --       --           --           --         (7,672)         (7,672)
-------------------------------------------------------------------------------------------------
Balances as of March 31, 1995:        16,167,429       16       40,492          122         (4,495)         36,135
 Exercise of stock options               583,711        1        1,547           --             --           1,548
 Shares issued under ESPP                 63,229       --          539           --             --             539
 Treasury shares acquired                (69,532)      --         (984)          --             --            (984)
 Tax benefits related to stock
   plans                                      --       --        1,632           --             --           1,632
 Foreign currency translation
   adjustment                                 --       --           --          125             --             125
 Net income                                   --       --           --           --          8,836           8,836
-------------------------------------------------------------------------------------------------
Balances as of March 31, 1996:        16,744,837       17       43,226          247          4,341          47,831
 Exercise of stock options               288,967       --          575           --             --             575
 Shares issued under ESPP                 74,386       --          367           --             --             367
 Treasury shares acquired               (178,500)      --       (1,295)          --             --          (1,295)
 Foreign currency translation
   adjustment                                 --       --           --         (247)            --            (247)
 Net loss                                     --       --           --           --        (39,881)        (39,881)
-------------------------------------------------------------------------------------------------
Balances as of March 31, 1997         16,929,690      $17      $42,873         $ --       $(35,540)        $ 7,350
-------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                 YEAR ENDED MARCH 31                      1997         1996         1995
------------------------------------------------------------------------------------------
                                       In thousands
Cash flows from operating activities:
  Net income (loss)                                     $(39,881)    $  8,836     $ (7,672)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                          3,782        2,879        1,279
    Loss on disposal of property and equipment               220           --           --
    Deferred income taxes                                  3,234           --       (1,150)
    Acquired in-process research and development              --           --       12,809
    Write-off of GlobalCenter, Inc. investment             2,191           --           --
    Tax benefits related to stock plans                       --        1,632          866
  Changes in operating assets and liabilities:
    Accounts receivable, net                               7,913       (1,059)      (6,620)
    Inventories                                            3,627       (1,881)        (200)
    Income taxes                                          (7,665)          --           --
    Other current assets                                   1,474         (685)      (1,064)
    Accounts payable                                      (1,462)       5,968        7,099
    Accrued and other liabilities                           (174)         742          283
    Income taxes payable                                    (335)      (1,505)          74
------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities
    of:
    Continuing operations                                (27,076)      14,927        5,704
    Discontinued operations                                2,977        1,228        1,448
------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating
      activities                                         (24,099)      16,155        7,152
------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                     (1,802)      (6,514)      (5,724)
  Proceeds from sale of property and equipment                71           --           --
  Cash used in acquisition of SofNet, Inc., net of
    cash acquired                                             --           --         (583)
  Other assets                                              (386)          93          188
  Purchases of short-term investments                    (23,217)     (78,747)     (55,253)
  Proceeds from sales and maturities of short-term
    investments                                           45,036       77,897       55,513
  Investment in AirMedia, Inc.                            (4,043)          --           --
  Investment in GlobalCenter, Inc.                        (1,548)          --           --
------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing
      activities                                          14,111       (7,271)      (5,859)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings under line of credit                          8,000           --           --
  Repayments under line of credit                         (3,759)          --           --
  Payments of capital lease obligations                       --           --          (33)
  Proceeds from issuance of Common Stock, net                942        2,086          744
  Repurchases of Common Stock                             (1,161)        (984)          --
------------------------------------------------------------------------------------------
    Net cash provided by financing activities              4,022        1,102          711
------------------------------------------------------------------------------------------
Effect of foreign currency exchange rate changes on
  cash and cash equivalents                                 (247)         125           13
Net increase (decrease) in cash and cash equivalents      (6,213)      10,111        2,017
------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year            15,900        5,789        3,772
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $  9,687     $ 15,900     $  5,789
------------------------------------------------------------------------------------------
Supplemental disclosures:
  Cash paid during the year for:
    Interest                                            $    211     $    100     $      2
    Income taxes                                        $     --     $  5,033     $  4,074
  Non-cash investing and financing activities:
    Non-cash net assets contributed to GlobalCenter,
      Inc.                                              $    643     $     --     $     --
    Value of Common Stock issued for purchase of
      SofNet, Inc.                                      $     --     $     --     $ 13,080
------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF

        SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Village Communication, Inc. (the Company), a Delaware corporation, was founded in June 1989 and is a leader in the design, development and marketing of easy-to-use integrated communications products and services for users of personal computer users with Windows, Macintosh, OS/2 or DOS operating systems. The Company's products enable mobile, home office, and networked computer users in small and medium-sized organizations to communicate efficiently with colleagues, customers, and suppliers.

Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents and Short-Term Investments. Cash and cash equivalents consist of cash and highly liquid investments such as money market funds, commercial paper, and U.S. Treasury Bills with maturities of three months or less at the time of purchase.

Short-term investments generally consist of U.S. Treasury Bills, commercial paper, and municipal bonds with original maturities in excess of 90 days. The Company has classified its investments in certain debt and equity securities as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. As of March 31, 1996, unrealized gains and losses were not significant. The cost of securities sold is based upon the specific identification method.

Inventories. Inventories are stated at standard cost, which approximates the lower of actual cost (first-in, first-out method) or market.

Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease term, generally five years.

Fair Value of Financial Instruments. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments. The amounts of the short-term debt approximates fair value because the interest rates change with market interest rates.

Product Warranty. The Company warrants its products for up to five years from date of shipment. A provision for the estimated future costs of warranty repair or replacement is provided at the time of sale.

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition. Revenue is generally recognized at the time of shipment. Revenue from sales to distributors and dealers are subject to agreements allowing limited rights of return and exchange, and price protection. Accordingly, the Company provides reserves for estimated future returns, exchanges, and price protection credits in the same period as related revenue. Revenue from products licensed to original equipment manufacturers (OEM's) is recognized when sales to end users are reported to the Company.

The Company's revenue recognition policies comply with the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 91-1, "Software Revenue Recognition."

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Through March 31, 1997, software development has been substantially completed concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized to date.

Income Taxes. The Company accounts for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.

Net Income (Loss) Per Share. Net income (loss) per share data has been computed using net income, the weighted average number of shares of Common Stock, and common equivalent shares from stock options outstanding (when dilutive using the treasury stock method).

Impact of Recently Issued Accounting Standards. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," ("SFAS No. 121") effective for the fiscal year ended March 31, 1997. SFAS No. 121 requires that impairment losses be recorded on long-lived assets and certain identifiable intangibles when indicators of impairment are present and the undiscounted cash flows estimated by those assets are less than the assets' carrying amounts. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") effective for the fiscal year ended March 31, 1997. SFAS No. 123 establishes a fair value method of accounting for stock-based employee compensation plans. As allowed under provisions of SFAS No. 123, the Company has chosen to continue the intrinsic value based method for stock-based employee compensation plans and provide pro forma disclosures of results and results per share as if the accounting provisions of SFAS No. 123 had been adopted. As the Company has elected to adopt only disclosure requirements of SFAS No. 123, such adoption had no effect on the Company's consolidated net loss or cash flows.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations issued after December 15, 1997, for all entities with complex capital structures.

Basic EPS is computed using net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. The Company expects basic EPS for profitable periods will be higher than primary EPS as presented in the accompanying consolidated financial statements and diluted EPS for profitable periods will not differ materially from primary EPS as presented in the accompanying consolidated financial statements. Computations for loss periods should not change significantly.

Foreign Currency Translation. All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions and realized translation adjustments are included in the consolidated statements of operations.

Reclassifications. Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the fiscal 1997 consolidated financial statement presentation.

NOTE 2. DISCONTINUED OPERATIONS

In January 1996, the Company acquired KNX Limited, a leading UK-based provider of ISDN remote access products. The transaction was effected through the exchange of shares of Common Stock of the Company for all outstanding shares of KNX Limited. In total, the Company issued, or reserved for issuance on exercise of options, 1,365,951 shares of the Company's Common Stock. The acquisition of KNX was accounted for using the pooling of interests method of accounting.

In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation based in the United Kingdom (formerly, the Company's ISDN division). The disposition of the division has been accounted for as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30 and prior period consolidated financial statements have been restated to reflect the discontinuation of the enterprise network server operation. The loss from discontinued operations of $1.8 million, $3.3 million, and $1.5 million in fiscal years 1997, 1996 and 1995, respectively, represents the operation's operating losses, with no associated tax benefits. The loss on disposal of discontinued operations of $2.2 million in fiscal 1997 (no income tax benefit) represents the cost of disposal of the operation (including estimated contingent liabilities of $2.0 million at March 31, 1997), net of $3.8 million of cash received from the sale of the operation's assets. The $2.2 million loss on disposal of discontinued operations also includes a $2.1 million loss from operations from the measurement date to the disposal date.

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BALANCE SHEET COMPONENTS

MARCH 31                                                         1997         1996
------------------------------------------------------------------------------------
In thousands
Short-term investments:
  U.S. government securities                                         --      $ 1,647
  Municipal securities                                               --       20,172
------------------------------------------------------------------------------------
    Total short-term investments                                     --      $21,819
------------------------------------------------------------------------------------
Accounts receivable:
  Trade accounts receivable                                     $10,712      $14,303
  Less allowance for returns and doubtful accounts               (6,388)      (1,854)
------------------------------------------------------------------------------------
    Net accounts receivable                                     $ 4,324      $12,449
------------------------------------------------------------------------------------
Inventories:
  Purchased parts                                               $   199      $   131
  Work in process                                                   369          217
  Finished goods                                                  1,503        5,431
------------------------------------------------------------------------------------
    Total inventories                                           $ 2,071      $ 5,779
------------------------------------------------------------------------------------
Property and equipment:
  Computer, test, and production equipment                      $ 9,847      $10,280
  Furniture and fixtures                                          3,193        3,057
  Leasehold improvements                                          2,428        2,108
------------------------------------------------------------------------------------
                                                                 15,468       15,445
  Less accumulated depreciation and amortization                 (8,539)      (5,390)
------------------------------------------------------------------------------------
    Total property and equipment, net                           $ 6,929      $10,055
------------------------------------------------------------------------------------
Accrued and other liabilities:
  Warranty and other product related obligations                $ 2,090      $ 1,503
  Accrued compensation and benefits                                 740        3,058
  Other                                                           4,808        1,262
------------------------------------------------------------------------------------
    Total accrued and other liabilities                         $ 7,638      $ 5,823
------------------------------------------------------------------------------------

NOTE 4. INVESTMENT IN GLOBALCENTER, INC. AND AIRMEDIA, INC.

In April 1996, the Company announced that it had incorporated its Internet Services Division as a standalone business called GlobalCenter, Inc. At the same time, the Company announced that UUNET Technologies, Inc. had acquired an equity interest in GlobalCenter, Inc. At that time, the Company no longer had the ability to exercise significant control over GlobalCenter. Accordingly, the Company no longer consolidated the results of GlobalCenter and began to account for its investment using the equity method of accounting. As a result of the refinancing and operating performance of GlobalCenter during the first quarter of fiscal 1997, the Company recorded an investment loss of $2.2 million, and reduced the book value of its investment to zero. In December 1996, GlobalCenter entered into a definitive merger agreement whereby GlobalCenter and Phoenix-based Primenet Services for the Internet, Inc. merged, reducing the Company's percentage ownership below 10%. Accordingly, in the third quarter of fiscal

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1997, the Company began accounting for its investment in GlobalCenter using the cost method of accounting. The Company's investment balance as of March 31, 1997 remains zero.

In the second quarter of fiscal 1997, the Company completed an equity investment in AirMedia, Inc. (formerly ExMachina, Inc.) of $4,043,000. The Company manufactures, markets and distributes receivers for AirMedia's AirMedia Live! Network. The Company accounts for its investment in AirMedia using the cost method of accounting. The Company believes its investment is recoverable. However, it is possible that circumstances could change in the near term and that such change could have a material adverse effect on the Company's financial position and results of operations.

NOTE 5. LINE OF CREDIT

As of March 31, 1997, the Company's borrowings under its line of credit were subject to the terms of a forbearance agreement it negotiated with its bank in February 1997 which expires in August 1997. Borrowings under the forbearance agreement bear interest at the bank's prime rate plus 5% (13.5% at March 31, 1997) and are collateralized by all of the Company's assets. Total borrowings are limited to the lesser of $4,200,000 or 50% of eligible accounts receivable through April 15, 1997; 40% through May 15, 1997; 30% through June 15, 1997; 20% through July 15, 1997; and 10% through August 15, 1997. The agreement places restrictions on the Company's ability to pay dividends or effect mergers or acquisitions. The Company is subject to compensating balance arrangements in connection with this credit facility that require that an average balance of $250,000 be deposited with the bank.

In April 1997, the Company entered into a new line of credit agreement with another bank, expiring in April 1999, which replaced the Company's prior line of credit. Borrowings under the agreement bear interest at the bank's prime rate plus 2.5%. The total borrowings are limited to the lessor of $5,000,000 or 80% of eligible receivables, as defined, and are collateralized by all of the Company's assets. This new facility contains various financial covenants and restrictions, including restrictions on the Company's ability to pay dividends or to effect mergers or acquisitions.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases facilities under noncancelable operating leases expiring in January 2000, April 2000, and December 2002. The lease expiring in April 2000 has a renewal option for an additional five-year term. Space associated with this lease has been subleased for various periods through April 2000. Future minimum lease payments as of March 31, 1997 are:

                              LEASE                         SUBLEASE                          NET LEASE
FISCAL YEAR                  PAYMENTS                        INCOME                           PAYMENTS
-------------------------------------------------------------------------------------------------
In thousands
1998                                    $1,656                        $  (978)                               $  678
1999                                     1,681                           (379)                                1,302
2000                                     1,679                           (183)                                1,496
2001                                       172                              --                                  172
2002                                        90                              --                                   90
-------------------------------------------------------------------------------------------------
    Total                               $5,278                        $(1,540)                               $3,738
-------------------------------------------------------------------------------------------------

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense was approximately $1,188,000, $1,352,000 and $791,000 for the fiscal years ended March 31, 1997, 1996, and 1995, respectively.

Legal Matters. The Company is a party to certain lawsuits and claims arising out of the normal conduct of its business. These claims generally relate to commercial transactions, patent infringements, and employment matters. While the ultimate resolution of such suits or other proceedings against the Company cannot be predicted with certainty, management expects that these matters will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 7. STOCKHOLDERS' EQUITY

Common and Preferred Stock. As of March 31, 1997, the number of Common and Preferred Stock shares authorized was 30,000,000 and 5,000,000, respectively. The classes, series, rights, and preferences of the Preferred Stock may be established by the Company's Board of Directors.

On August 30, 1994, the Company issued approximately 1,800,000 shares of Common Stock as part of the consideration for the acquisition of SofNet, Inc. (see Note
9).

On January 5, 1996, the Company issued approximately 1,400,000 shares of Common Stock as part of the consideration for the acquisition of KNX Limited (see Note
2).

Stock Option Plan. The Company has adopted a stock option plan (the "Plan") under which incentive stock options may be granted to employees and officers, and non-qualified (supplemental) stock options may be granted to employees, officers, directors, and consultants to purchase an aggregate of 5,100,000 shares of Common Stock. Options may be granted at an exercise price of at least 100% of the fair market value of Common Stock at the date of grant, or for supplemental options, at an exercise price not less than 85% of the fair market value of such stock at the date of grant. All options expire no later than 10 years after the date of grant and generally vest over 4 or 5 years with 20% to 25% vesting after one year and the balance vesting monthly over the remaining 3 to 4 years. As of March 31, 1997, options to purchase 372,568 shares of Common Stock were exercisable under the Plan. In May 1996 and January 1997, the Company's Board of Directors authorized the repricing of approximately 410,000 and 1,352,000 outstanding options, respectively, to purchase the Company's common stock to an exercise price of $10.19 and $3.063 per share, respectively. The repricings have been reflected in the plan activity below.

Director's Plan. In January 1994, the Company adopted the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for automatic grants of options to purchase shares of Common Stock to non-employee directors of the Company at or above the fair market value of the Common Stock on the date of grant. The Company has reserved a total of 200,000 shares of the Company's Common Stock for issuance upon the exercise of options granted pursuant to the Directors' Plan. Options granted under the Directors' Plan expire 10 years following the grant and vest in five annual installments commencing on the date of grant and are contingent upon the continuous service of the director. As of March 31, 1997, options representing 7,666 shares were exercisable under the Directors' Plan.

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the combined stock option activity under the Plan and Directors' Plan is as follows:

                                                            YEAR ENDED MARCH 31,
                                    --------------------------------------------------------------------
                                             1997                    1996                   1995
                                    ----------------------   --------------------   --------------------
                                                  Weighted               Weighted               Weighted
                                                  Average                Average                Average
                                                  Exercise               Exercise               Exercise
                                      Options      Price      Options     Price      Options     Price
   -------------------------------------------------------------------------------------------------
Outstanding -- beginning of year      2,315,955     $ 9.25   2,350,444     $ 4.66   2,348,695      $1.71
Granted                               1,779,330       5.78   1,011,485      15.64     832,278       9.26
Exercised                              (288,967)      1.99    (583,711)      2.70    (638,481)      0.57
Canceled                             (1,320,883)     10.00    (462,263)      8.24    (192,048)      2.27
Repriced -- granted                   1,762,384       4.68          --         --          --         --
Repriced -- canceled                 (1,762,384)     10.96          --         --          --         --
-------------------------------------------------------------------------------------------------
Outstanding -- end of year            2,485,435     $ 2.76   2,315,955     $ 9.25   2,350,444      $4.66
-------------------------------------------------------------------------------------------------
Weighted average fair value of
  options, calculated under SFAS
  No. 123 (see below)                               $ 2.47                 $ 9.64
-------------------------------------------------------------------------------------------------

The following table summarizes information as of March 31, 1997:

                                  Options Outstanding
                  ---------------------------------------------------         Options Exercisable
                                Weighted Average                          ----------------------------
   Range of                        Remaining         Weighted Average                 Weighted Average
Exercise Prices     Number      Contractual Life      Exercise Price       Number      Exercise Price
  -------------------------------------------------------------------------------------------------
$0.04 -- $ 3.00      659,255                6.61                $1.19       81,807               $0.77
 3.06              1,674,080                8.33                 3.06      289,602                3.06
 3.38 --  14.88      152,100                8.98                 6.17        8,825                8.88
     -------------------------------------------------------------------------------------------------
 0.04 --  14.88    2,485,435                7.91                $2.76      380,234               $2.70
     -------------------------------------------------------------------------------------------------

Employee Stock Purchase Plan. In December 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") reserving 300,000 shares of Common Stock for issuance under the Purchase Plan. The Purchase Plan provides a means by which employees may purchase the Company's Common Stock through payroll deductions, of up to 10% of their compensation, at a price per share equal to the lower of (i) 85% of the fair market value of a share of Common Stock on the date of commencement of participation in the offering; or (ii) 85% of the fair market value of a share of Common Stock on the date of purchase. As of March 31, 1997, 193,463 shares had been purchased under the Purchase Plan.

Common Stock Reserved for Future Issuance.

                                                                             Shares
-------------------------------------------------------------------------------------
Exercise of stock options                                                   2,986,558
Employee stock purchase plan                                                  106,537
Directors' plan                                                               192,000
-------------------------------------------------------------------------------------
         Total reserved shares                                              3,285,095
-------------------------------------------------------------------------------------

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Stock-Based Compensation Under SFAS No. 123. At March 31, 1997, the Company had three stock-based compensation plans, which are described above. As the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock plans, no compensation cost has been recognized for such plans.

Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                   1997          1996
--------------------------------------------------------------------------------------
Net income (loss) -- as reported                                 $ (39,881)     $8,836
Net income (loss) -- pro forma                                   $ (42,976)     $6,820
Net income (loss) per share -- as reported                       $   (2.37)     $ 0.49
Net income (loss) per share -- pro forma                         $   (2.55)     $ 0.38

The fair value of each option grant and Purchase Plan shares issuable is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996, respectively: no dividend yield is expected for all years; expected volatility of 96% and 90%; risk-free interest rates of 6.25% and 5.93%; and expected lives of 4 years and 3 years.

NOTE 8. RESTRUCTURING COSTS

In December 1996, the Company announced a restructuring plan ("Plan") to streamline its operations, reduce its workforce and enable the Company to improve its operating results. The Company recorded a restructuring charge of $1.3 million related primarily to severance costs ($270,000), write-offs of fixed assets and purchased software ($490,000), a lease abandonment ($340,000) and other one-time charges associated with the Plan ($200,000).

The Company began implementing this Plan during the third quarter and terminated approximately 40 employees. As of March 31, 1997, the restructuring accrual balance was approximately $540,000 and relates primarily to remaining lease payments and miscellaneous costs associated with its Atlanta facility. All termination benefits have been paid as of March 31, 1997.

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. ACQUISITION OF SOFNET, INC.

On August 30, 1994, the Company purchased all of the outstanding stock of SofNet, Inc. (SofNet), a Georgia corporation. SofNet is a developer and marketer of communications software for Windows, OS/2, and DOS computers for use in stand-alone and networked environments. The purchase price of $13.7 million for the acquisition consisted of approximately $0.7 million in cash and 1.8 million shares of the Company's Common Stock. Additionally, in connection with the acquisition, pursuant to a management incentive agreement, certain members of SofNet management and key employees received $1.2 million in cash, for prior services rendered. The acquisition of SofNet was accounted for using the purchase method of accounting and accordingly, the operating results of SofNet have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. The purchase price of approximately $13.7 million was allocated as follows:

------------------------------------------------------------------------------------
In thousands
Net tangible liabilities assumed                                             $  (820)
Purchased in-process research and development                                 12,809
Purchased software technology                                                    674
Deferred income taxes                                                          1,000
------------------------------------------------------------------------------------
  Total purchase price                                                       $13,663
------------------------------------------------------------------------------------

The purchased in-process research and development was charged to operations in the second quarter of fiscal 1995. The amounts allocated to purchased software technology were amortized over four years with the remaining balance written off in the third quarter of fiscal 1997.

The following unaudited pro forma combined results of operations for the years ended March 31, 1995 are presented as if the acquisition had occurred at the beginning of the year. The onetime charge for the write-off of in-process research and development has not been reflected in the following pro forma summary as it is nonrecurring. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company had constituted a consolidated entity during such period.

                                                                              1995
------------------------------------------------------------------------------------
In thousands
Net revenue from continuing operations                                       $82,275
Net income                                                                     4,435
Net income per share                                                         $  0.25
------------------------------------------------------------------------------------

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES

The Company's pretax income (loss) from continuing and discontinued operations consisted of the following components:

                                                             YEAR ENDED MARCH 31,
                                                      ----------------------------------
                                                        1997         1996         1995
----------------------------------------------------------------------------------------
In thousands
Continuing operations (primarily domestic)            $(41,253)     $17,308      $(2,396)
Discontinued operations (primarily foreign)             (4,029)      (3,312)      (1,466)
----------------------------------------------------------------------------------------
    Total pretax income (loss)                        $(45,282)     $13,996      $(3,862)
----------------------------------------------------------------------------------------

The components of income tax expense (benefit) from continuing operations are as follows:

                                                             YEAR ENDED MARCH 31,
                                                      ----------------------------------
                                                        1997         1996         1995
----------------------------------------------------------------------------------------
In thousands
Current:
  Federal                                             $ (8,637)     $ 2,749      $ 3,040
  State                                                      2          677        1,054
----------------------------------------------------------------------------------------
    Total current                                       (8,635)       3,426        4,094
----------------------------------------------------------------------------------------
Deferred:
  Federal                                                2,845           46         (820)
  State                                                    389           56         (330)
----------------------------------------------------------------------------------------
    Total deferred                                       3,234          102       (1,150)
----------------------------------------------------------------------------------------
Charge in lieu of income tax associated with
  exercise of stock options                                 --        1,632          866
----------------------------------------------------------------------------------------
                                                      $ (5,401)     $ 5,160      $ 3,810
----------------------------------------------------------------------------------------

No income tax expense or benefit has been recorded in any of the results of discontinued operations.

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                               YEAR ENDED MARCH 31,
                                                             -------------------------
                                                               1997             1996
--------------------------------------------------------------------------------------
In thousands
Deferred tax assets:
  Accounts receivable, due to allowance for returns and
    doubtful accounts                                        $  3,316          $   419
  Inventories, due to additional costs inventoried for tax
    purposes and reserves                                       2,531              471
  Warranty accrual deducted for financial purposes not
    taken for tax purposes                                        851              637
  Accruals for financial purposes not taken for tax
    purposes                                                      418              936
  Net operating loss carryforward, federal and state           16,347            4,390
  Tax credits, federal and state                                1,572               --
  Other                                                           610               29
--------------------------------------------------------------------------------------
                                                               25,645            6,882
Less valuation allowance                                      (25,645)          (3,648)
--------------------------------------------------------------------------------------
Net deferred tax asset                                       $     --          $ 3,234
--------------------------------------------------------------------------------------

As of March 31, 1997, the Company had established a full valuation allowance against its deferred tax assets based on the belief that there was sufficient uncertainty regarding the realizability of the deferred tax assets.

The difference between the effective income tax rate and the U.S. federal statutory income tax rate for continuing operations is as follows:

                                                               YEAR ENDED MARCH 31,
                                                            --------------------------
                                                            1997       1996      1995
--------------------------------------------------------------------------------------
Statutory federal income tax rate                           (34)%      35 %      (34)%
State tax, net of federal benefit                            --         5 %       16 %
Foreign loss without tax benefit                              3 %       7 %       12 %
Foreign sales corporation benefit                            --        (2)%       --
Tax exempt interest                                          --        (2)%       (7)%
Insolvent investment in foreign subsidiary                  (25)%      --         --
Increase in valuation allowance                              48 %      --         --
In process research and development not deductible for
  tax purposes                                               --        --        113 %
Research and experimental tax credit                         (2)%      (4)%       (2)%
Other                                                        (2)%      (2)%        1 %
--------------------------------------------------------------------------------------
                                                            (12)%      37 %       99 %
--------------------------------------------------------------------------------------

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company acquired SofNet, Inc., in August 1994. As of the acquisition date, SofNet had federal and Georgia net operating loss carryforwards of $9.3 million. The federal net operating loss is subject to an annual limitation approximating $820,000 as a result of an "ownership change" as defined in Section 382 of the Internal Revenue Code. Any unused annual limitation can be carried forward to subsequent years. In addition, the SofNet operating losses can only be used to offset future earnings of SofNet as a result of separate return limitation rules.

Additionally, as of March 31, 1997, the Company had net operating loss carryforwards of approximately $33.8 million for federal income tax purposes, which expire in 2012, and $28.3 million for state income tax purposes, which expire in 2002.

At March 31, 1997, the Company had unused research and development credits of approximately $841,000 for federal income tax purposes, which expire through 2012, and $200,000 for California income tax purposes, which expire in 2002. There are also minimum tax credits of approximately $530,000 available to reduce future federal income taxes, which will carryforward indefinitely.

NOTE 11. CUSTOMERS AND CREDIT CONCENTRATIONS

The Company sells primarily to distributors, dealers, and OEMs in North America, Europe, and the Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such actual losses have been within management's expectations.

In the United States, the Company markets its products primarily through distributors and resellers. For the fiscal year ended March 31, 1997, sales to two customers accounted for 21% and 11%, respectively, of net revenue and represented accounts receivable of $1,694,000 and $1,435,000, respectively, as of March 31, 1997. For the fiscal year ended March 31, 1996, sales to one customer accounted for 33% of net revenue and represented $4,903,000 of accounts receivable as of March 31, 1996. For the fiscal year ended March 31, 1995, sales to two customers represented 31% and 12%, respectively, of net revenue and represented $2,895,000 and $679,000 of accounts receivable, respectively, as of March 31, 1995.

The Company's international sales for the fiscal years ended March 31, 1997, 1996, and 1995 represented approximately 15%, 19%, and 11% of net revenue, respectively.

SCHEDULE II

GLOBAL VILLAGE COMMUNICATION, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                   Additions
                                                    Balance at     Charged to                    Balance at
                                                    Beginning      Costs and                       End of
                   Description                      of Period       Expenses      Deductions       Period
     -------------------------------------------------------------------------------------------------
In thousands
Year ended March 31, 1997
  Allowance for returns and doubtful accounts         $  1,854      $  20,090     $ (15,556)       $  6,388
  Warranty and other product-related obligations         1,503          2,774        (2,187)          2,090
-------------------------------------------------------------------------------------------------
    Total allowance                                   $  3,357      $  22,864     $ (17,743)       $  8,478
-------------------------------------------------------------------------------------------------
Year ended March 31, 1996
  Allowance for returns and doubtful accounts         $  1,807      $   8,268     $  (8,221)       $  1,854
  Warranty and other product-related obligations         1,559          4,479        (4,535)          1,503
-------------------------------------------------------------------------------------------------
    Total allowance                                   $  3,366      $  12,747     $ (12,756)       $  3,357
-------------------------------------------------------------------------------------------------
Year ended March 31, 1995
  Allowance for returns and doubtful accounts         $    475      $   4,516     $  (3,184)       $  1,807
  Warranty and other product-related obligations         1,058          2,730        (2,229)          1,559
-------------------------------------------------------------------------------------------------
    Total allowance                                   $  1,533      $   7,246     $  (5,413)       $  3,366
-------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

[PART 3 GRAPHIC]

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The Company's definitive Proxy Statement will be filed with the Securities and Exchange Commission in Connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on July 31, 1997 (the "Proxy Statement"). Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the caption "Election of Directors." For information regarding executive officers of the Company, see Part I of this Form 10-K under the caption "Executive Officers of the Company."

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

[PART 4 GRAPHIC]

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K

(a) Financial Statements and Schedule

The Financial Statements and Schedule filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

(c) Exhibits

                                                                           SEQUENTIALLY
EXHIBIT                                                                      NUMBERED
NUMBER                      DESCRIPTION OF DOCUMENT                            PAGE
  3.1     Form of Certificate of Incorporation of Global Village
          Communication Delaware                                                 *
  3.2     Form of Bylaws of Global Village Communication Delaware                *
  4.1     Reference is made to Exhibits 3.1 through 3.2                          *
  4.2     Amended and Restated Investor Rights Agreements among the
          Company and certain other person named therein, dated as of
          May 26, 1992                                                           *
  4.3     Employee Shareholder Agreement between the Company and
          certain stockholders of the Company, as amended, and
          related schedule                                                       *
  4.4     Common Stock Purchase Agreement between the Company and
          other parties named therein, dated as of October 2, 1989               *
  4.5     Series A Junior Preferred Stock Exchange Agreement between the Company and other parties named therein, dated as of
          May 14, 1991                                                           *
  4.6     Series B Preferred Stock Purchase Agreement between the
          Company and other parties named therein, dated as of May
          14, 1991                                                               *
  4.7     Warrant to Purchase 31,395 Shares of Series B Preferred
          granted by the Company to Company to Dominion Ventures,
          dated as of November 27, 1991                                          *
  4.8     Series C Preferred Stock Purchase Agreement between the
          Company and other parties named therein, dated as of May
          26, 1992                                                               *
 10.1     Form of Indemnity Agreement entered into between the
          Company and its directors and officers, with related
          schedule                                                               *
 10.2     1991 Stock Option Plan, as amended (the "Option Plan")                 *
 10.3     Form of Incentive Stock Option under the Option Plan                   *
 10.4     Form of Supplemental Stock Option under the Option Plan                *
 10.5     1993 Employee Stock Purchase Plan                                      *
 10.6     Sublease Agreement between the Company and Northern Telecom
          Inc., dated as of May 21, 1992                                         *
 10.7     Source Code License, Agreement between the Company and
          Apple Computer, Inc. dated August 31, 1992                             *
 10.8     Software Development Agreement between the Company and
          Apple Computer, Inc. dated August 31, 1992                             *
 10.9     Form of License and Distribution Agreement between the
          Company and Apple Computer, Inc. dated December 15, 1993               *

                                                                           SEQUENTIALLY
EXHIBIT                                                                      NUMBERED
NUMBER                      DESCRIPTION OF DOCUMENT                            PAGE
 10.10    Distribution Agreement between the Company and Ingram
          Micro, dated as of February 16, 1993                                   *
 10.11    Distribution Agreement between the Company and Merisel,
          Inc. dated as of June 1, 1993                                          *
 10.12    1994 Non-Employee Directors' Stock Option Plan, including
          Form of Supplemental Stock Option                                      *
 10.13+   Master OEM Purchase Agreement between Apple Computer, Inc.
          and the Company dated June 6, 1994                                     *
 10.14+   License and Distribution Agreement between the Company and
          Apple Computer, Inc. dated June 6, 1994                                *
10.15++   First Amendment to License Agreement between Apple
          Computer, Inc. and the Company, dated June 30, 1994                    *
10.16++   Lease Agreement between Herman Christensen Jr. and Raymond
          P. Christensen and the Company dated July 14, 1994.                    *
 10.17    Loan and Security Agreement between Silicon Valley Bank and the Company, dated April 23, 1997
 10.18    Schedule to Loan and Security Agreement between Silicon
          Valley Bank and the Company, dated April 23, 1997
10.19++   Management Incentive Plan
 11.1     Statement Regarding Computation of Per Share Results
 13.0     Annual Report to Stockholders                                          x
 16.1     Letter regarding change in accountants                                 x
 23.1     Consent of KPMG Peat Marwick LLP
 25.1     Power of Attorney

 * Filed as a exhibit to the Registrant's Registration Statement of Form S-1 (Registration No 33-73878 as amended) and incorporate by reference hereby.
 + The Company has received confidential treatment with respect to portions of these Exhibits.
++ The Company has requested confidential treatment with respect to portions of this document.
 xFiled as an Exhibit to the Registrant's Annual Report on Form 10-K for the
  fiscal year ended March 31, 1994 and incorporated by reference hereby.
 ,Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 and incorporated by reference hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of June, 1997.

                                          GLOBAL VILLAGE COMMUNICATION, INC.

                                          BY:         /s/ NEIL SELVIN
                                             -----------------------------------
                                              Neil Selvin, President, Chief
                                              Executive
                                              Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil Selvin and John M. Peterson jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Form 10-K Annual Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                   SIGNATURE                                TITLE                     DATE
-----------------------------------------------   --------------------------   -------------------
/s/ LEONARD A. LEHMANN                            Chairman of the Board           June 13, 1997
-----------------------------------------------
Leonard A. Lehmann

/s/ NEIL SELVIN                                   President, Chief Executive      June 13, 1997
-----------------------------------------------   Officer and Director
Neil Selvin                                       (Principle Executive
                                                  Officer)

/s/ JOHN M. PETERSON                              Vice President, Finance,        June 13, 1997
-----------------------------------------------   Chief Financial Officer
John M. Peterson                                  and Secretary (Principle
                                                  Financial and Accounting
                                                  Officer)

/s/ KEVIN R. COMPTON                              Director                        June 13, 1997
-----------------------------------------------
Kevin R. Compton

/s/ EUGENE EIDENBERG                              Director                        June 13, 1997
-----------------------------------------------
Eugene Eidenberg

/s/ KENNETH A. GOLDMAN                            Director                        June 13, 1997
-----------------------------------------------
Kenneth A. Goldman

/s/ JEREMY JAECH                                  Director                        June 13, 1997
-----------------------------------------------
Jeremy Jaech