Form 10-K/A
period 1997-03-31
GLOBAL VILLAGE COMMUNICATION INC
filed 1997-06-27
CIK 875983

[FORM 10-K/A LOGO]
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

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

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K/A Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of June, 1997.


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


                   SIGNATURE                                TITLE                     DATE
-----------------------------------------------   --------------------------   -------------------
                       *                          Chairman of the Board           June 26, 1997
-----------------------------------------------
               Leonard A. Lehmann

                /s/ NEIL SELVIN                   President, Chief Executive      June 26, 1997
-----------------------------------------------   Officer and Director
                  Neil Selvin                     (Principle Executive
                                                  Officer)

                       *                          Vice President, Finance,        June 26, 1997
-----------------------------------------------   Chief Financial Officer
                John M. Peterson                  and Secretary (Principle
                                                  Financial and Accounting
                                                  Officer)

                       *                          Director                        June 26, 1997
-----------------------------------------------
                Kevin R. Compton

                       *                          Director                        June 26, 1997
-----------------------------------------------
                Eugene Eidenberg

                       *                          Director                        June 26, 1997
-----------------------------------------------
               Kenneth A. Goldman

                       *                          Director                        June 26, 1997
-----------------------------------------------
                 Jeremy Jaech

            *   By /s/ NEIL SELVIN
-----------------------------------------------
                  Neil Selvin
               Attorney-in-Fact

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
          and the Company dated June 6, 1994                                     x
 10.14+   License and Distribution Agreement between the Company and
          Apple Computer, Inc. dated June 6, 1994                                x
10.15++   First Amendment to License Agreement between Apple
          Computer, Inc. and the Company, dated June 30, 1994                    0
10.16++   Lease Agreement between Herman Christensen Jr. and Raymond
          P. Christensen and the Company dated July 14, 1994.                    0
 10.17    Loan and Security Agreement between Silicon Valley Bank and
          the Company, dated April 23, 1997                                     **
 10.18    Schedule to Loan and Security Agreement between Silicon
          Valley Bank and the Company, dated April 23, 1997                     **
10.19++   Management Incentive Plan                                             **
 11.1     Statement Regarding Computation of Per Share Results                  **
 13.0     Annual Report to Stockholders                                          *
 16.1     Letter regarding change in accountants                                 *
 23.1     Consent of KPMG Peat Marwick LLP                                      **
 25.1     Power of Attorney                                                     **
 27.1     Financial Data Schedule


 * Filed as a exhibit to the Registrant's Registration Statement of Form S-1 (Registration No 33-73878 as amended) and incorporate by reference hereby.

 x Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated by reference hereby.


 0 Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 and incorporated by reference hereby.


xx Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated by reference.


 + The Company has received confidential treatment with respect to portions of these Exhibits.


**The Company has requested confidential treatment with respect to portions of this document.


 46