Form 10-Q
period 1997-06-30
GLOBAL VILLAGE COMMUNICATION INC
filed 1997-08-14
CIK 875983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of June 30, 1997 was 16,978,313.

                       GLOBAL VILLAGE COMMUNICATION, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

             a)  Condensed Consolidated Balance Sheets
                 as of June 30, 1997 and March 31, 1997...................... 3

             b)  Condensed Consolidated Statements of Operations
                 for the three months ended June 30, 1997 and 1996........... 4

             c)  Condensed Consolidated Statements of Cash Flows
                 for the three months ended June 30, 1997 and 1996........... 5

             d)  Notes to Condensed Consolidated Financial Statements........ 6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 8


PART II.  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K................................. 18

SIGNATURES.................................................................. 19

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       GLOBAL VILLAGE COMMUNICATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                        June 30, 1997  March 31, 1997
                                                        -------------  --------------
                                                         (unaudited)     (audited)
ASSETS
Current assets:
     Cash and cash equivalents                             $ 3,098        $ 9,687
     Accounts receivable, net                                8,764          4,324
     Inventories, net                                        2,528          2,071
     Income tax receivable                                      --          7,665
     Other current assets                                      559            343
                                                           -------        -------
         Total current assets                               14,949         24,090
                                                           -------        -------

Property and equipment, net                                  6,106          6,929
Investment in AirMedia, Inc.                                 4,043          4,043
Other assets                                                    84            138
                                                           -------        -------
         Total assets                                      $25,182        $35,200
                                                           =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit borrowings                              $    --        $ 4,241
    Accounts payable                                        12,607         15,971
    Accrued and other liabilities                            7,093          7,638
                                                           -------        -------
         Total current liabilities                         $19,700         27,850
                                                           -------        -------

  Stockholders' equity                                       5,482          7,350
                                                           -------        -------
         Total liabilities and stockholders' equity        $25,182        $35,200
                                                           =======        =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                     THREE MONTHS ENDED JUNE 30,
                                                        1997            1996
                                                      --------        --------
Net revenue                                           $ 15,907        $ 28,443
Cost of revenue                                         10,316          21,726
                                                      --------        --------
Gross profit                                             5,591           6,717
                                                      --------        --------
Operating expenses:
     Research and development                            2,422           3,361
     Marketing and sales                                 3,793           7,533
     General and administrative                          1,408           1,371
     Loss from investment in GlobalCenter, Inc.             --           2,191
                                                      --------        --------
          Total operating expenses                       7,623          14,456
                                                      --------        --------
Loss from operations                                    (2,032)         (7,739)
Other income, net                                           57             230
                                                      --------        --------
Loss before income taxes                                (1,975)         (7,509)
Provision for income taxes (benefit)                        --          (2,703)
                                                      --------        --------
Loss from continuing operations                         (1,975)         (4,806)
Loss from discontinued operations                           --            (257)
                                                      --------        --------
Net loss                                              $ (1,975)       $ (5,063)
                                                      ========        ========

Loss per share from continuing operations             $  (0.12)       $  (0.29)
Loss per share from discontinued operations                 --           (0.01)
                                                      --------        --------
Net loss per share                                    $  (0.12)       $  (0.30)
                                                      ========        ========

Shares used in computing per share amounts              16,933          16,809
                                                      ========        ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                  THREE MONTHS ENDED JUNE 30,
                                                                     1997            1996
                                                                    -------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(1,975)       $ (5,063)
    Adjustments to reconcile net loss
       to net cash provided by operating activities:
        Depreciation and amortization                                   938             697
        Write-off of GlobalCenter, Inc. investment                       --           2,191
    Changes in assets and liabilities:
        Accounts receivable, net                                     (4,440)         (6,883)
        Inventories                                                    (457)         (1,826)
        Income taxes                                                  7,665          (2,703)
        Other current assets                                           (216)           (451)
        Accounts payable                                             (3,364)          1,972
        Accrued and other liabilities                                  (545)         (1,321)
                                                                    -------        --------
    Net cash used in operating activities of:
        Continuing operations                                        (2,394)        (13,387)
        Discontinued operations                                          --            (899)
                                                                    -------        --------
            Net cash used in operating activities                    (2,394)        (14,286)
                                                                    -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                            (115)           (975)
        Other assets                                                     54             (28)
        Purchases of short-term investments                              --         (18,596)
        Proceeds from sales and maturities of short-term                 --          31,178
        investments
        Investment in AirMedia, Inc.                                     --            (900)
        Investment in GlobalCenter, Inc.                                 --          (1,547)
                                                                    -------        --------
            Net cash provided by (used in) investing activities         (61)          9,132
                                                                    -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments under line of credit                                  (4,241)             --
    Proceeds from issuance of Common Stock, net                         107             586
                                                                    -------        --------
            Net cash  provided by (used in) financing activities     (4,134)            586
                                                                    -------        --------
    Effect of exchange rate changes on cash and cash equivalents         --              33
                                                                    -------        --------

Net decrease in cash and cash equivalents                            (6,589)         (4,535)
Cash and cash equivalents at beginning of period                      9,687          15,900
                                                                    -------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 3,098        $ 11,365
                                                                    =======        ========

Supplemental disclosures:
    Cash paid during the period for:
        Interest                                                    $   104        $      8
        Income taxes                                                $    --        $     44
    Non-cash investing and financing activities:
        Non-cash net assets contributed to GlobalCenter, Inc.       $    --        $    643



     See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements as of June 30, 1997 and for the three months ended June 30, 1997 and 1996, include all adjustments (consisting of only normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. Certain reclassifications have been made for consistent presentation. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended March 31, 1997.

The Company's interim results are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

2.  NET LOSS PER SHARE

Net loss per share data has been computed using net loss and the weighted average number of shares of Common Stock outstanding.

3.  INVENTORIES
    (in thousands)

                                   June 30, 1997         March 31, 1997
                                   -------------         --------------
    Purchased parts                   $  462                 $  199
    Work in process                       --                    369
    Finished goods                     2,066                  1,503
                                       -----                 ------
                                      $2,528                 $2,071
                                      ======                 ======

4.  LINE OF CREDIT

The Company has a line of credit agreement with a bank which expires in April 1999. Borrowings under the agreement bear interest at the bank's prime rate plus 2.5%. The total borrowings are limited to the lesser of $5,000,000 or 80% of eligible receivables, as defined, and are collateralized by all of the Company's assets. The agreement contains various financial covenants and restrictions, including restrictions on the Company's ability to pay dividends or to effect mergers or acquisitions. As of June 30, 1997, there were no borrowings under this line of credit and the Company was in compliance with all covenants and restrictions.

5.  DISCONTINUED OPERATIONS

In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation based in the United Kingdom (formerly, the Company's ISDN Division). The disposition of the division has been accounted for as a discontinued operation in accordance with Accounting Principles Board (APB) No. 30 and prior period financial statements have been restated to reflect the discontinuation of the enterprise network server operation.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations issued after December 15, 1997, for all entities with complex capital structures.

Basic EPS is computed using net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. The Company expects basic EPS for profitable periods will be higher than primary EPS as previously reported and diluted EPS for profitable periods will not differ materially from primary EPS as reported. Computations for loss periods should not change significantly.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for financial statements for periods beginning after December 15, 1997, and is not expected to have a significant impact on the Company's reporting of segment information.

7.  SUBSEQUENT EVENTS

On July 31, 1997, the Company sold substantially all of its investment in AirMedia, Inc., to an existing shareholder of AirMedia. Consideration of approximately $2.0 million in cash was received during the second quarter of fiscal 1998. As a result, the Company will record a net loss of approximately $2.1 million on its investment in AirMedia in the second quarter of fiscal 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1997. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements as a result of the risk factors and other cautionary disclosures set forth below and elsewhere in this report.

OVERVIEW

Global Village Communication, Inc. ("Global Village" or the "Company") is a leader in the design, development and marketing of easy-to-use integrated communications products for users of personal computers with Windows, Macintosh, OS/2 and DOS operating systems. The Company's products enable mobile, home office and networked computer users in small-to medium-sized organizations to access the Internet and other information services, connect to a remote organization's internal network, send and receive faxes and e-mail from their computers and communicate efficiently with colleagues, customers and suppliers.

Global Village produces modems, telecommunications servers, and proprietary communications software for both individual users and network users.

The Company's individual-use system products include TelePort modems for Macintosh and Windows desktop computer users, PC Card modems (including PowerPort) for Macintosh PowerBook and Windows portable computer users, and NewsCatcher, a wireless information display accessory for desktop Windows users. The Company's modem and wireless products for Macintosh and Windows based personal computers are characterized by a highly integrated, proprietary software and hardware design which makes computer communications easy for the average user.

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

Moreover, the industry in which the Company competes generally is subject to short product life cycles. In this regard, the Company traditionally has experienced a reduction in the average selling prices of its products as the time from product introduction elapses. The Company routinely institutes significant price reductions and/or rebates with respect to its products and expects that competitive pressures will continue to necessitate price reductions. This is illustrated by the decline in the suggested retail price of the Company's TelePort Platinum product from $171 to $139 during the 1997 fiscal year. In particular, the Company expects the trend of reduced average selling prices for its individual use products to continue during fiscal 1998. There can be no assurance that the trend of reduced average selling prices will not accelerate during fiscal 1998.

In May 1996, Apple announced a repair program for its Powerbook 5300 and 190 laptop computers which was effectively a recall of defective Apple Macintosh computers. As a result of the repair program, the Company experienced significantly reduced sales of its products. Sales of such products have not returned to the levels achieved prior to Apple's announcement and the Company does not believe that it will achieve such sales levels in the foreseeable future. The Company therefore expects that revenues and/or gross margins from its products for the Apple Macintosh family could decrease in future periods, which would have a material adverse effect on the Company's business and results of operations unless the Company can generate sufficient revenues and/or gross margins from other products to compensate for any shortfall in revenues from its Apple platform products. Any price reduction or decrease in sales volume could have a material adverse effect on the Company's results of operations.

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

To date, a substantial majority of the Company's revenue has been attributable to sales of its TelePort and PowerPort product lines for the Apple Macintosh family of computers, and the Company expects that sales of these products will account for a majority of its revenue for the foreseeable future. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its TelePort and PC Card products (including PowerPort), the Company's ability to successfully reduce or control various operating expenses as well as the Company's ability to generate increased sales of products for Windows based computers, or other products. Though the Company continually seeks to further enhance its products offerings and to develop new products, there can be no assurance that these development efforts will result in enhanced or new products being introduced on a timely basis, or that any such product enhancements or new products will achieve market acceptance. In addition, the announcement by the Company of new products with the potential to replace current products may cause customers to defer purchasing the Company's current products which could have a material adverse effect on the Company's results of operations. As a result of changing technology and market factors, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the

Company has written down inventory that it considers to be excess or obsolete, there can be no assurance that the Company's write downs will be adequate, and a material increase in such write downs and returns over historical rates would have a material adverse effect on the Company's results of operations and working capital.

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

                                                   Three months ended June 30,
                                                   ---------------------------
                                                       1997          1996
                                                    -----------   -----------
                                                    (unaudited)   (unaudited)
Net revenue                                             100%          100%
Cost of revenue                                          65            76
                                                       ----          ----
Gross profit                                             35            24
                                                       ----          ----
Operating expenses:
     Research and development                            15            12
     Marketing and sales                                 24            26
     General and administrative                           9             5
     Loss from investment in GlobalCenter, Inc.          --             8
                                                       ----          ----
          Total operating expenses                       48            51
                                                       ----          ----

Loss from operations                                    (13)          (27)
Other income, net                                         1             1
                                                       ----          ----
Loss before income taxes                                (12)          (26)

Provision for income taxes (benefit)                     --            (9)
                                                       ----          ----
Loss from continuing operations                         (12)          (17)
Loss from discontinued operations                        --            (1)
                                                       ----          ----

Net loss                                                (12)%         (18)%
                                                       ====          ====


NET REVENUE

Net revenue includes revenue from gross shipments, licenses and royalties, less reserves for returns and allowances. Net revenue decreased 44% to $15.9 million for the first quarter of fiscal 1998 from $28.4 million for the first quarter of fiscal 1997. The decrease in net revenue was primarily attributable to two factors. The first was reduced shipments of TelePort and PowerPort products which were adversely affected by the technology transition to 56Kbps modems and the effect of continued weakness in the market for Apple computer products. Lower unit shipments of Apple's computers reduced demand for the Company's products. Second, the Company's OEM business has decreased significantly compared with the first quarter of fiscal 1997 due to the loss of Apple OEM business.

International revenue decreased to $2.5 million or 16% of net revenues for the first quarter of fiscal 1998 compared to $3.7 million or 13% for the first quarter of fiscal 1997. The decline was primarily attributable to the continued weakness in the market for Apple products.

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


COST AND EXPENSES

Cost of revenue primarily consists of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments and warranty expenses. The Company's gross profit as a percentage of net revenue increased to 35% in the first quarter of fiscal 1998 from 24% in the first quarter of fiscal 1997. The gross profit margin increase was primarily attributable to the adverse revenue impact, in the first quarter of fiscal 1997, of Apple's repair program for the Macintosh PowerBook 5300 and 190 models and additional inventory reserves for slow moving products. Gross profit margins are likely to fluctuate as a result of the sales mix between lower and higher margin products, the nature and amount of licensing and royalty income, and changes in distribution channels, as well as changes in component and production costs, price reductions and reserve requirements. In particular, the Company expects that over the next several quarters, pricing pressures will continue, and new products will be introduced by the Company's competitors, both of which may have an adverse effect on the gross margins from the Company's products for the Apple platform.

Research and development expenses decreased 28% to $2.4 million or 15% of net revenues for the first quarter of fiscal 1998 from $3.4 million or 12% of net revenues in the comparable quarter of fiscal 1997. The decline in research and development expenses is primarily related to a reduction in personnel costs.

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

Marketing and sales expenses decreased 50% to $3.8 million or 24% of net revenues in the first quarter of fiscal 1998 compared to $7.5 million or 26% of net revenues during the same period of fiscal 1997. The decline is fiscal 1998 expenses was primarily attributable to reduced advertising and promotion expenses and lower personnel costs.

General and administrative expenses were essentially flat at $1.4 million between the first quarter of fiscal 1997 and the first quarter of fiscal 1998. General and administrative expenses increased as a percentage of net revenues to 9% of net revenues for first quarter of fiscal 1998 from 5% of net revenues for the same period of fiscal 1997.

In April 1996, Global Village announced that it had incorporated its Internet Services Division as a standalone business called GlobalCenter, Inc. At the same time, the Company announced that UUNET Technologies, Inc. had acquired an equity interest in GlobalCenter, Inc. At that time, the Company no longer had the ability to exercise significant control over GlobalCenter. Accordingly, the Company no longer consolidated the results of GlobalCenter and began to account for its investment using the equity method of accounting. As a result of the refinancing and operating performance of GlobalCenter during the first quarter of fiscal 1997, the Company recorded an investment loss of $2.2 million and reduced the book value of its investment to zero. In December 1996, GlobalCenter entered into a definitive merger agreement whereby GlobalCenter and Phoenix-based Primenet Services for the Internet, Inc. merged, reducing the Company's percentage ownership below 10%. Accordingly, in the third quarter of fiscal 1997, the Company began accounting for its investment in GlobalCenter using the cost method of accounting. The Company's investment balance as of June 30, 1997 remains at zero.

Net other income declined to $.1 million for the first quarter of fiscal 1998 from $.2 million for the first fiscal quarter of 1997. Net other income represented 1% of net revenues for the first fiscal quarter of both 1998 and 1997.

The Company's effective tax rates for the first quarter of fiscal 1998 was zero as compared to 36% in the first quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $3.1 at June 30, 1997, representing 12% of total assets. The Company's working capital deficit was $4.8 million at June 30, 1997 as compared to a deficit of $3.8 million at March 31, 1997, an increase of $1.0 million. The increase in working capital deficit was primarily attributable to the net loss for the quarter offset by depreciation and amortization.

At June 30, 1997, the Company's principal source of liquidity was $3.1 million in cash and an unused line of credit which allows the Company to borrow up to the lower of $5.0 million or 80% of eligible accounts receivable (see Note 4).

The Company does not expect fiscal 1998 capital expenditures to exceed historical levels and may possibly be reduced. During the past several quarters, the Company has experienced significant negative cash flows. However, the Company currently believes that its existing cash, credit facility and cash proceeds from the sale of its investment in AirMedia, Inc. of $2.0 million (see
Note 7), should enable the Company to meet its cash requirements for at least the next twelve months. The preceding sentence is a forward-looking statement. The Company's funding requirements may change at any time due to various factors, including the Company's operating results, the results and timing of the Company's launch of new products and services, the Company's ability to reduce or control various operating expenses through cost containment measures or operating reductions, the success of the Company's marketing efforts, technological advances and competition. The Company may be required to issue additional debt or equity securities which could substantially dilute the ownership of existing stockholders. Any shortfall in funding could result in the Company having to curtail the introduction or development of new products and its entry into new markets, any of which could have a material adverse affect on the Company's business, financial condition and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE

In addition to the other information in this Quarterly Report, one should carefully consider the following factors in evaluating the Company.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

The market for personal computer communications products is characterized by continual change and improvement in hardware and software technology resulting in short product life cycles. The Company's success will depend on its ability to enhance its current products, develop new products on a timely and cost-effective basis that meet changing customer needs and respond to emerging industry standards and other technological changes. In particular, the Company must adapt its products to the evolving technological standards of the various computer platforms and new technical standards resulting from increases in data transmission speed and wireless communication, as well as new form factors such as PCMCIA. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product development or introduction, would have a material adverse effect on the Company's results of operations. Due in part to the factors described above, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company writes-down inventory that it considers to be excessive or obsolete, the Company has in the past recorded inventory write-downs in excess of available reserves. There can be no assurance that the Company's recorded allowances for such write-downs will be adequate in the future, and material write-downs could have a material adverse effect on the Company's results of operations. In addition, products as complex as those offered by the Company may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments resulting in a delay in market acceptance or a recall of such products.

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR STANDARDS, OR LOWER PRICES

Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally falling prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of faster modem technologies, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the recent industry announcements of modems based on 56Kbps technology may have caused such an effect in the first quarter of fiscal 1998. Moreover, the existence of two competitive implementations of the new 56Kbps technology, X2 and K56Flex, may have the effect of confusing and slowing the market. The existence of two competing protocols may result in customers delaying purchases until a single standard emerges. Consequently, delays in the market acceptance of new 56K technology based modems could have a material adverse effect on the Company's business, financial condition and results of operation.

DEPENDENCE ON APPLE MACINTOSH FAMILY OF COMPUTERS; ADVERSE EFFECT OF REDUCED APPLE SALES

A substantial majority of the Company's sales to date have been derived from products designed for use with the Apple Macintosh family of personal computers, including the Macintosh desktop series of computers and the PowerBook series of portable computers. Therefore, the Company is substantially dependent on the sale of Apple Macintosh computers and the development and sale of new Apple computers. Due to continued weakness in demand for Apple products, expected continuing pricing pressures and new product introductions by the Company's competitors, the Company expects that revenues from its products for the Apple Macintosh family could remain flat or decrease in future periods, which would have a material adverse effect on the Company's business and results of operations unless the Company can generate sufficient revenues from its PC and other products to compensate for any shortfall in revenues from its Apple products. The market for personal computers is extremely competitive and rapidly changing. There can be no assurance that personal computers competing with the Apple Macintosh family of computers will not displace the Macintosh products or reduce their growth as such personal computers are enhanced in their functionality, evolve to support technologically superior applications or otherwise become economically more attractive.

Apple in the past has experienced difficulty in making the transition associated with the development, manufacturing, marketing, and sale of certain new computers. In this regard, the Company anticipates that there will be ongoing transitions within the Apple product line. These transitions will subject the Company to the risks that (i) potential customers will defer purchases of current products as a result of, among other things, speculation or premature announcements about new products, discontinuance of product lines or corporate restructuring; (ii) the products will not be successfully received in the marketplace; and (iii) Apple will be unable to adequately meet demand for the new products. The inability of Apple to successfully develop, manufacture, market, sell or make the transition to new products, including, among others, new PowerBook products and new desktop computers, would have a material adverse effect on the Company's results of operations. In addition, sales of the Company's products in the past have been adversely affected by the announcement by Apple of new products with the potential to replace existing products.

DEPENDENCE ON RELATIONSHIP WITH APPLE

The Company relies on its working relationship with Apple, which has included and includes collaborative product development, sharing of information, product sales to Apple and licensing of Apple technology. Apple is not contractually obligated to continue such collaborative development or information sharing activities and could discontinue such activities at any time. In addition, Apple is not contractually obligated to renew its licenses with the Company or purchase the Company's products. Apple is collaborating with other vendors of communications products that compete with the Company's products, and Apple may elect not to renew its licenses with the Company in the future. The Company's strategy of developing products compatible with the Macintosh family of products is substantially dependent on the Company's ability to gain pre-release access to, and to develop expertise in, current and future Macintosh product developments by Apple. There can be no assurance that Apple will continue to cooperate with the Company, and the inability of the Company to maintain and further develop its relationship with Apple would have a material adverse effect on the Company's results of operations. There can be no assurance that Apple will not initiate product repair/recall programs in the future for its Macintosh computers, which if it did, would have an adverse impact on the revenues of the Company.

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

RELIANCE ON DISTRIBUTORS

A majority of the Company's net revenue is derived from sales to distributors that are not under the direct control of the Company. These distributors carry multiple product lines and could reduce their support of the Company's products in favor of a competitor's products or for any other reason. The loss of any of the Company's major distributors would have a material adverse effect on the Company's results of operations. Under certain conditions, the Company offers stock balancing and price protection programs to its distributors. Therefore, the Company is exposed to the risk of product returns and price protection allowances from distributors and direct reseller customers. There can be no assurance that the Company's recorded allowances for returns will be adequate and a material increase in returns over historical rates would have a material adverse effect on the Company's results of operations.

DEPENDENCE ON KEY PERSONNEL

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

The Company is aware of products in addition to its own that are marketed under the trademarks "PowerPort," "TelePort," "GlobalFax," "Focal Point" and "OneWorld." The Company also is aware of a company that operates under the name Global Villages and provides computer-related services. There can be no assurance that litigation with respect to these trademarks will not be instituted by any such parties or by others. If any such litigation were successful, the Company could be required to pay damages and cease all use of a particular trademark. There can be no assurance that any loss of the right to use a trademark would not reduce sales of the Company's products. In any event, even if the Company were successful in any such litigation, the legal and other costs associated with such litigation could be substantial. As is customary in the Company's industry, the Company from time to time receives communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that any such claims would not result in protracted and costly litigation.

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



                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Not applicable.


ITEM 2. CHANGES IN SECURITIES

        Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

       11.1  Computation of Net Loss Per Share
       27.1  Financial Data Schedule

        (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Global Village Communication, Inc.



Date:  August 13, 1997                  /S/Neil Selvin
                                        -------------------------------------
                                        President and Chief Executive Officer


Date:  August 13, 1997                  /S/Marc E. Linden
                                        -------------------------------------
                                        Senior Vice President Finance
                                        and Business Development;
                                        Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   EXHIBITS
------                   --------
 11.1          Computation of Net Loss Per Share

 27.1          Financial Data Schedule