Form 10-Q
period 1997-09-30
GLOBAL VILLAGE COMMUNICATION INC
filed 1997-11-13
CIK 875983

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of September 30, 1997 was 16,981,022.

================================================================================

                       GLOBAL VILLAGE COMMUNICATION, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS



                                                                                         Page
                                                                                         ----
PART I.   FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

                a) Condensed Consolidated Balance Sheets
                     as of September 30, 1997 and March 31, 1997 .....................      3

                b) Condensed Consolidated Statements of Operations
                     for the three and six months ended September 30, 1997 and 1996...      4

                c) Condensed Consolidated Statements of Cash Flows
                     for the six months ended September 30, 1997 and 1996 ............      5

                d) Notes to Condensed Consolidated Financial Statements ..............      6

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ....................................................      8


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings ........................................................     18

  Item 2.   Changes in Securities ....................................................     18

  Item 3.   Defaults Upon Senior Securities ..........................................     18

  Item 4.   Submission of Matters to a Vote of Security Holders ......................     19

  Item 5.   Other Information ........................................................     19

  Item 6.   Exhibits and Reports on Form 8-K .........................................     20

SIGNATURES ...........................................................................     20

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       GLOBAL VILLAGE COMMUNICATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     September 30,  March 31,
                                                         1997         1997
                                                     -------------  ---------
                                                       (unaudited)  (audited)
  ASSETS
  Current assets:
      Cash and cash equivalents                          $ 3,022     $ 9,687
      Accounts receivable, net                            13,070       4,324
      Receivable from sale of GlobalCenter, Inc.
        investment                                         3,691          --
      Inventories, net                                     2,285       2,071
      Income tax receivable                                   --       7,665
      Other current assets                                   487         343
                                                         -------     -------
          Total current assets                            22,555      24,090

 Property and equipment, net                               5,374       6,929
 Investment in AirMedia, Inc.                                 --       4,043
 Other assets                                                 82         138
                                                         -------     -------
          Total assets                                   $28,011     $35,200
                                                         =======     =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Line of credit borrowings                           $    --     $ 4,241
     Accounts payable                                     15,048      15,971
     Accrued and other liabilities                         7,533       7,638
                                                         -------     -------
          Total current liabilities                      $22,581      27,850

   Stockholders' equity                                    5,430       7,350
                                                         -------     -------
          Total liabilities and stockholders' equity     $28,011     $35,200
                                                         =======     =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                Three Months Ended September 30,       Six Months Ended September 30,
                                                --------------------------------       -----------------------------
                                                       1997          1996                  1997          1996
                                                     --------      --------              --------      --------
Net revenue                                          $ 17,100      $ 32,298              $ 33,007      $ 60,741
Cost of revenue                                        12,038        21,762                22,354        43,488
                                                     --------      --------              --------      --------
     Gross profit                                       5,062        10,536                10,653        17,253

Operating expenses:
     Research and development                           2,722         3,082                 5,144         6,443
     Marketing and sales                                3,210         6,048                 7,003        13,581
     General and administrative                         1,043         1,995                 2,451         3,366
     Loss from investment in GlobalCenter, Inc.            --            --                    --         2,191
                                                     --------      --------              --------      --------
     Total operating expenses                           6,975        11,125                14,598        25,581
                                                     --------      --------              --------      --------
Loss from operations                                   (1,913)         (589)               (3,945)       (8,328)
Loss on sale of investment in AirMedia, Inc.           (2,074)           --                (2,074)           --
Gain on sale of investment in GlobalCenter, Inc.        3,691            --                 3,691            --
Other income, net                                         244           323                   301           553
                                                     --------      --------              --------      --------
Loss before income taxes                                  (52)         (266)               (2,027)       (7,775)
Income tax benefit                                         --           (93)                   --        (2,796)
                                                     --------      --------              --------      --------
Loss from continuing operations                           (52)         (173)               (2,027)       (4,979)

Discontinued operations:

     Loss from discontinued operations                     --        (1,565)                   --        (1,822)
     Gain on disposal of discontinued
       operation, net of taxes                             --         2,133                    --         2,133
                                                     --------      --------              --------      --------
Net income (loss)                                    $    (52)     $    395              $ (2,027)     $ (4,668)
                                                     ========      ========              ========      ========


Loss per share from continuing operations            $  (0.00)     $  (0.01)             $  (0.12)     $  (0.30)
Income per share from discontinued
  operations                                               --          0.03                    --          0.02
                                                     --------      --------              --------      --------
Net income (loss) per share                          $  (0.00)     $   0.02              $  (0.12)     $  (0.28)
                                                     ========      ========              ========      ========

Shares used in computing per share amounts             16,979        17,388                16,935        16,766
                                                     ========      ========              ========      ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                             Six Months Ended September 30,
                                                             ------------------------------
                                                                   1997          1996
                                                                 --------      --------
 Cash flows from operating activities:
    Net loss                                                      $ (2,027)     $ (4,668)
    Adjustments to reconcile net loss
       to net cash provided by operating activities:
        Depreciation and amortization                                1,775         1,675
        Deferred income taxes                                           --        (9,000)
        Write-off of GlobalCenter, Inc. investment                      --         2,191
        Loss from sale of investment in AirMedia, Inc.               2,074            --
    Changes in assets and liabilities:
        Accounts receivable, net                                    (8,746)       (8,266)
        Receivable from sale of GlobalCenter, Inc. investment       (3,691)           --
        Inventories                                                   (214)           83
        Income taxes                                                 7,665        (2,840)
        Other current assets                                          (144)         (238)
        Accounts payable                                              (923)         (870)
        Accrued and other liabilities                                 (105)       (1,079)
                                                                  --------      --------
    Net cash used in operating activities of:
        Continuing operations                                       (4,336)      (23,012)
        Discontinued operations                                         --         4,515
                                                                  --------      --------
            Net cash used in operating activities                   (4,336)      (18,497)
                                                                  --------      --------
Cash flows from investing activities:
        Purchases of property and equipment                           (220)       (1,311)
        Other assets                                                    56           (33)
        Purchases of short-term investments                             --       (23,217)
        Proceeds from sales and maturities of
          short-term investments                                        --        44,542
        Investment in AirMedia, Inc.                                    --        (4,043)
        Investment in GlobalCenter, Inc.                                --        (1,548)
        Proceeds from sale of investment in AirMedia, Inc.           1,969            --
                                                                  --------      --------
            Net cash provided by investing activities                1,805        14,390
                                                                  --------      --------

Cash flows from financing activities:
    Repayments under line of credit                                 (4,241)           --
    Payments on repurchases of Common Stock                             --        (1,161)
    Proceeds from issuance of Common Stock, net                        107           447
                                                                  --------      --------
            Net cash used in financing activities                   (4,134)         (714)
                                                                  --------      --------
    Effect of exchange rate changes on cash and cash equivalents        --          (247)
                                                                  --------      --------
Net decrease in cash and cash equivalents                           (6,665)       (5,068)
Cash and cash equivalents at beginning of period                     9,687        15,900
                                                                  --------      --------
Cash and cash equivalents at end of period                        $  3,022      $ 10,832
                                                                  ========      ========

Supplemental disclosures:
    Cash paid during the period for:
        Interest                                                  $    133      $      8
        Income taxes                                              $     --      $     44
    Non-cash investing and financing activities:
        Non-cash net assets contributed to GlobalCenter, Inc.     $     --      $    643


See accompanying  Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1.  BASIS OF PRESENTATION

      The interim condensed consolidated financial statements as of September 30, 1997 and for the three and six months ended September 30, 1997 and 1996, include all adjustments (consisting of only normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. Certain reclassifications have been made for consistent presentation. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

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

      3.  INVENTORIES
          (in thousands)

                           September 30, 1997     March 31, 1997
                           ------------------     --------------
         Purchased parts          $   --              $  199
         Work in process              15                 369
         Finished goods            2,270               1,503
                                  ------              ------
                                  $2,285              $2,071
                                  ======              ======

      4. LINE OF CREDIT

      The Company has a line of credit agreement with a bank which expires in April 1999. Borrowings under the agreement bear interest at the bank's prime rate plus 2.5%. The total borrowings are limited to the lesser of $5,000,000 or 80% of eligible receivables, as defined, and are collateralized by all of the Company's assets. The agreement contains various financial covenants and restrictions, including restrictions on the Company's ability to pay dividends or to effect mergers or acquisitions. As of September 30, 1997, there were no borrowings under this line of credit and the Company was in compliance with all covenants and restrictions.


      5. SALE OF INVESTMENTS

      In September 1997, the Company agreed to sell its equity stake in GlobalCenter, Inc. ("GlobalCenter") to an existing shareholder of GlobalCenter for approximately $3.7 million in cash. As a result, the Company recorded a gain of $3.7 million, and a receivable from sale of the investment of $3.7 million, in the second quarter of fiscal 1998. The Company received cash payment in full for the receivable from sale of the investment in October 1997.

      In July 1997, the Company sold substantially all of its investment in AirMedia, Inc. ("AirMedia") to an existing shareholder of AirMedia for approximately $2.0 million in cash. As a result, the Company recorded a loss of $2.1 million on the sale of the investment in AirMedia in the second quarter of fiscal 1998.


      6.  DISCONTINUED OPERATIONS

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


      7.  RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations issued after December 15, 1997, for all entities with complex capital structures.

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

      Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for financial statements for periods beginning after December 15, 1997, and the Company has not yet determined the impact of adopting the additional reporting requirements.

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

      The Company's individual-use system products include TelePort modems for Macintosh and Windows desktop computer users, PC Card modems (including PowerPort) for Macintosh PowerBook and Windows portable computer users and internal modems provided to Apple Computer Inc. ("Apple") on an Original Equipment Manufacturer ("OEM") basis. The Company's products for Macintosh and Windows based personal computers are characterized by a highly integrated, proprietary software and hardware design which makes computer communications easy for the average user.

      The Company's line of network products includes FaxWorks Server NT and FaxWorks Pro LAN, software for providing fax services to office workgroups utilizing Windows NT, Windows 3.1, and OS/2 operating systems. The OneWorld series of telecommunication server systems for Macintosh provides shared fax, dial-out modem, and remote network access capabilities to small workgroups.

      The Company's core software technologies, FaxWorks communications software for Windows, OS/2 and DOS operating systems, GlobalFax communications software for Macintosh systems, and embedded software underlying Global Village's server systems, provide a consistent, user-friendly interface across individual and network product lines. For Windows, the Company also provides integrated communication software to OEMs.

      The Company has in the past experienced and in the future may experience significant fluctuations in annual and quarterly operating results that may be caused by many factors including, among others, the introduction or enhancement of products by Apple, IBM-compatible personal computer (PC) manufacturers, the Company or its competitors; customer acceptance of, and transition to, 56Kbps products, including the Company's 56Kbps product line; the sales rates of Apple Macintosh personal computers and PCs; the size and timing of individual orders; market price reductions; product returns; market acceptance of new products and technology; risks related to delays in product development; introductions of new technologies or standards; seasonality of revenues; customer order deferrals, accelerations, and payments of accounts receivable in anticipation of new products; changes in the

      Company's operating expenses; performance of the Company's distributors and suppliers; mix of products sold; quality control of the Company's products; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

      The Company's manufacturing operations consist primarily of turnkey managers, program managers, quality assurance, packaging and shipping personnel. For substantially all of its hardware assemblies, the Company purchases fully manufactured and tested units from CMC, a "turnkey" manufacturing subcontractor. Components and manufacturing services from the Company's suppliers are obtained on an as-needed basis. To date, the Company's turnkey manufacturer has provided credit to the Company as part of its relationship to manufacture the Company's products. While the Company believes its relationship with its turnkey manufacturer is good, if such party were to change its policies regarding providing credit to the Company, the Company could be required to expend additional funds for the production of its products, which could materially adversely affect the Company's financial condition. While the Company believes that there are a number of alternative contract manufacturers that could produce the Company's products, it could take a significant period of time and result in significant additional expense to qualify alternative subcontractors and commence manufacturing in the event of a reduction or interruption of production. Therefore, the Company is highly dependent on its continued relationship with its primary "turnkey" manufacturing subcontractor and any change or reduction or interruption or termination of this relationship could have a material adverse effect on the operating results of the Company.

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

                                               Three Months Ended September 30,    Six Months Ended September 30,
                                               --------------------------------    ------------------------------
                                                      1997          1996                 1997           1996
                                                  -----------   -----------           -----------   -----------
                                                  (unaudited)   (unaudited)           (unaudited)   (unaudited)
Net revenue                                            100 %          100%                100%            100 %
Cost of revenue                                         70             67                  68              72
                                                      ----            ----                ----           ----
Gross profit                                            30             33                  32              28

Operating expenses:
     Research and development                           16             10                  16              11
     Marketing and sales                                19             19                  21              22
     General and administrative                          6              6                   7               6
     Loss from investment in
       GlobalCenter, Inc.                               --             --                  --               3
                                                      ----            ----                ----           ----
     Total operating expenses                           41             35                  44              42
                                                      ----            ----                ----           ----

Loss from operations                                   (11)            (2)                (12)            (14)
Loss on sale of investment in AirMedia, Inc.           (12)            --                  (6)             --
Gain on sale of investment in
  GlobalCenter, Inc.                                    22             --                  11              --

Other income, net                                        1              1                   1               1
                                                      ----            ----                ----           ----
Loss before income taxes                                (0)            (1)                 (6)            (13)
Income tax  benefit                                     --             --                  --              (5)
                                                      ----            ----                ----           ----
Loss from continuing operations                         (0)            (1)                 (6)             (8)
Discontinued operations:
     Loss from discontinued operations                  --             (5)                 --              (3)
     Gain on disposal of discontinued
       operations, net of taxes                         --              7                  --               3
                                                      ----            ----                ----           ----
Net income (loss)                                       (0)%            1%                 (6)%            (8)%
                                                      ====            ====                ====           ====


      NET REVENUE

      Net revenue includes revenue from gross shipments, licenses and royalties, less reserves for returns and allowances. Net revenue decreased 47% to $17.1 million for the second quarter of fiscal 1998 from $32.3 million for the second quarter of fiscal 1997. For the six months ended September 30, 1997, net revenue decreased 46% to $33.0 million compared to $60.7 million during the same period ended September 30, 1996. The decrease in net revenue was primarily attributable to two factors. The first was reduced shipments of TelePort and PowerPort products which were adversely affected by the effect of continued weakness in the market for Apple Computer products and the technology transition to 56Kbps modems. Lower unit shipments of Apple's computers reduced demand for the Company's products. Second, the Company's OEM business has decreased significantly compared with the three months and six months ended September 30, 1996 due to a reduction of Apple OEM business.

      International revenue decreased to $1.6 million or 9% of net revenues for the second quarter of fiscal 1998 compared to $4.1 million or 13% for the second quarter of fiscal 1997. For the six months ended September 30, 1997, international net revenue totaled $4.1 million or 12% of total net revenue compared to $7.9 million or 13% of total net revenue for the same period in the prior year. The decline in international net revenue in both the three and six month periods of fiscal 1998 was primarily attributable to the continued weakness in the market for Apple products and the transition to 56Kbps modems.

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

      COST AND EXPENSES

      Cost of revenue primarily consists of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments and warranty expenses. The Company's gross profit as a percentage of net revenue decreased to 30% for the second quarters of fiscal 1998, from 33% for the second quarter of fiscal 1997. Gross profit as a percentage of net revenue increased to 32% for the six month periods ended September 30, 1997, from 28% for the six month period ended September 30, 1996. The decrease in gross profit margins in the second quarter of fiscal 1998, as compared to the same period in fiscal 1997, was due primarily to price reductions in the quarter and an increase in the mix of lower margin OEM business. The increase in gross profit margin for the six months ended September 30, 1997, compared to the same period ended September 30, 1996, was primarily attributable to the adverse revenue impact, in the prior period, of Apple's repair program for Macintosh 5300 and 190 models and additional inventory reserves for slow moving products in that period. Gross profit margins are likely to fluctuate as a result of the sales mix between lower and higher margin products, the nature and amount of licensing and royalty income, and changes in distribution channels, as well as changes in component and production costs, price reductions and reserve requirements. In particular, the Company expects that over the next several quarters, pricing pressures will continue, the mix of products will change and new products will be introduced by the Company's competitors, all of which may have an adverse effect on the gross margins from the Company's products.

      Research and development expenses decreased 12% to $2.7 million or 16% of net revenues for the second quarter of fiscal 1998 from $3.1 million or 10% of net revenues in the comparable quarter of fiscal 1997. For the six months ended September 30, 1997, research and development expenses declined 20% to $5.1 million or 16% of net revenues from $6.4 million or 11% in the comparable fiscal 1997 period. The decline in research and development expenses in the three and six month periods of fiscal 1998 is primarily related to a reduction in personnel costs and control of discretionary expenditures.

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

      Marketing and sales expenses decreased 47% to $3.2 million or 19% of net revenues in the second quarter of fiscal 1998 compared to $6.0 million or 19% of net revenues during the same period of fiscal 1997. For the six months ended September 30, 1997, marketing and sales expenses decreased 48% to $7.0 million or 21% of net revenues from $13.6 million or 22% of net revenues for the same period in the prior year. The decline in marketing and sales expenses in the three and six month periods of fiscal 1998 is primarily related to reduced advertising and promotion expenses and to a reduction in personnel costs.

      General and administrative expenses decreased 48% to $1.0 million or 6% of net revenues in the second quarter of fiscal 1998 from $2.0 million or 6% of net revenues in fiscal 1997. For the six months ended September 30, 1997, general and administrative expenses decreased 27% to $2.5 million or 7% of net revenues from $3.4 million or 6% of net revenues for the same period in the prior year.

      The decline in general and administrative expenses in the three and six month periods of fiscal 1998 is primarily related to a reduction in legal and certain discretionary expenses.

      In July 1997, the Company sold substantially all of its investment in AirMedia, Inc. for approximately $2.0 million in cash and recorded a loss of $2.1 million on the sale of the investment in AirMedia in the second quarter of fiscal 1998.

      In April 1996, Global Village announced that it had incorporated its Internet Services Division as a standalone business called GlobalCenter, Inc. At the same time, the Company announced that UUNET Technologies, Inc. had acquired an equity interest in GlobalCenter, Inc. At that time, the Company no longer had the ability to exercise significant control over GlobalCenter. Accordingly, the Company no longer consolidated the results of GlobalCenter and began to account for its investment using the equity method of accounting. As a result of the refinancing and operating performance of GlobalCenter during the first quarter of fiscal 1997, the Company recorded an investment loss of $2.2 million and reduced the book value of its investment to zero. In December 1996, GlobalCenter entered into a definitive merger agreement whereby GlobalCenter and Phoenix-based Primenet Services for the Internet, Inc. merged, reducing the Company's percentage ownership below 10%. Accordingly, in the third quarter of fiscal 1997, the Company began accounting for its investment in GlobalCenter using the cost method of accounting. In September 1997, the Company agreed to sell its equity stake in GlobalCenter for approximately $3.7 million in cash and recorded a gain of $3.7 million in the second quarter of fiscal 1998.

      Net other income declined $.1 million to $.2 million for the second quarter of fiscal 1998 from $.3 million for the second quarter of fiscal 1997. For the six months ended September 30, 1997, net other income was $.3 million compared to $.6 million for the same period in the prior year. This decline is primarily attributable to a reduction in interest income.

      The Company's effective tax rate for the second quarter of fiscal 1998 was zero compared to 35% in the second quarter of fiscal 1997. For the six months ended September 30, 1997, the effective tax rate was zero compared to 36% for the same period in the prior year.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents totaled $3.0 million at September 30, 1997, representing 11% of total assets. The Company's working capital was approximately zero at September 30, 1997 as compared to a deficit of $3.8 million at March 31, 1997, an improvement of $3.8 million. The decrease in working capital deficit was primarily attributable to the sale of the Company's investments in AirMedia, Inc. and Global Center, Inc. (see Note 5).

      At September 30, 1997, the Company's principal source of liquidity was $3.0 million in cash and an unused line of credit which allows the Company to borrow up to the lower of $5.0 million or 80% of eligible accounts receivable (see Note 4).

      The Company does not expect fiscal 1998 capital expenditures to exceed historical levels and may be reduced. During the past several quarters, the Company has experienced significant negative cash flows and could do so in future quarters. The Company currently believes that its existing cash and funds available under its credit facility will enable the Company to meet its short-term needs. The preceding are forward-looking statements. The Company's funding requirements may change at any time due to various factors, including the Company's relationship with its turnkey manufacturer, the Company's operating results, the results and timing of the Company's launch of new products and services, the Company's ability to reduce or control various operating expenses through cost containment measures or operating reductions, the success of the Company's marketing efforts, technological advances and competition. In the longer term, the Company may be required to issue additional debt or equity securities which could substantially dilute the ownership of existing stockholders. There can be no assurance that any such funding will be available on acceptable terms or at all. Any shortfall in funding could result in the Company having to curtail the introduction or development of new products, its entry into new markets and its other marketing efforts, any of which could have a material adverse affect on the Company's business, financial condition and results of operations.

      CERTAIN ADDITIONAL FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

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

      MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR STANDARDS, OR LOWER PRICES

      Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally falling prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of faster modem technologies, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the recent industry announcements of modems based on 56Kbps technology may have caused such an effect in the first six months of fiscal 1998. Moreover, the existence of two competitive implementations of the new 56Kbps technology, X2 and K56Flex, may have the effect of confusing and slowing the market. The existence of two competing protocols may result in customers delaying purchases until a single standard emerges. Consequently, delays in the market acceptance of new 56Kbps technology based modems could have a material adverse effect on the Company's business, financial condition and results of operation.

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

      DEPENDENCE ON RELATIONSHIP WITH APPLE

      The Company relies on its working relationship with Apple, which has included and includes collaborative product development, sharing of information, product sales to Apple and licensing of Apple technology. Apple is not contractually obligated to continue such collaborative development or information sharing activities and could discontinue such activities at any time. In addition, Apple is not contractually obligated to renew its licenses with the Company or purchase the Company's products. Apple is collaborating with other vendors of communications products that compete with the Company's products, and Apple may elect not to renew its licenses with the Company in the future. The Company has, in the past, experienced interruptions in the sale of its products to Apple, and there is no guarantee these sales will continue. The Company's strategy of developing products compatible with the Macintosh family of products is substantially dependent on the Company's ability to gain pre-release access to, and to develop expertise in, current and future Macintosh product developments by Apple. There can be no assurance that Apple will continue to cooperate with the Company, and the inability of the Company to maintain and further develop its relationship with Apple would have a material adverse effect on the Company's results of operations. There can be no assurance that Apple will not initiate product repair/recall programs in the future for its Macintosh computers, which if it did, would have an adverse impact on the revenues of the Company.

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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Global Village Communication, Inc. held its annual meeting of Stockholders on July 31, 1997. The following matters were approved by the stockholders by the votes indicated:

     MATTER:

                                         Total Votes For     Total Votes Withheld
           ELECTION OF DIRECTORS          Each Director       From Each Director
                                          -------------       ------------------
           Neil Selvin                       13,663,829             781,308
           Leonard A. Lehmann                13,698,933             746,204
           Kevin R. Compton                  13,688,483             756,654
           Eugene Eidenberg                  13,685,988             759,149
           Kenneth A. Goldman                13,691,988             753,149
           Jeremy Jaech                      13,684,038             761,099

     OTHER MATTERS:

                                                                       Number of Shares
                                                                   ------------------------
                                                                                                  Broker
                                                   For             Against          Abstain      Non-Vote
                                                   ---             -------          -------      --------
      To approve an amendment to the
      1991 Stock Option Plan to increase
      the number of shares of Common
      Stock authorized for issuance
      thereunder by 500,000 shares.              12,401,164          1,510,261        118,766      414,946

      To approve an amendment to the
      Employee Stock Purchase Plan to
      increase the number of shares of
      Common Stock authorized for
      issuance thereunder by 100,000
      shares.                                    13,256,448          1,076,336        112,353           --

      To ratify the appointment of KPMG
      Peat Marwick LLP as independent
      auditors of the Company for its
      fiscal year ending March 31, 1998.         14,261,516            109,650         73,971           --


      ITEM 5.  OTHER INFORMATION

        Not applicable.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

            11.1 Computation of Net Income (Loss) Per Share

            27.1 Financial Data Schedule

        (b)  Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.


                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Global Village Communication, Inc.



      Date: November 13, 1997            /s/ Neil Selvin
                                         -------------------------------------
                                         President and Chief Executive Officer


      Date: November  13, 1997           /s/ Marc E. Linden
                                         --------------------------------------
                                         Senior Vice President Finance
                                         and Business Development;
                                         Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number              Description
------              -----------

11.1           Computation of Net Income (Loss Per Share

27.1           Financial Data Schedule