Form 10-Q
period 1997-12-31
GLOBAL VILLAGE COMMUNICATION INC
filed 1998-02-17
CIK 875983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of December 31, 1997 was 17,014,237.

--------------------------------------------------------------------------------

                       GLOBAL VILLAGE COMMUNICATION, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        a) Condensed Consolidated Balance Sheets as of December 31, 1997
           and March 31, 1997 ..............................................   3

        b) Condensed Consolidated Statements of Operations
           for the three and nine months ended December 31, 1997 and 1996 ...  4

        c) Condensed Consolidated Statements of Cash Flows
           for the nine months ended December 31, 1997 and 1996 .............  5

        d) Notes to Condensed Consolidated Financial Statements .............  6

Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations ....................................  9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................   19

Item 2. Changes in Securities .............................................   19

Item 3. Defaults Upon Senior Securities ...................................   20

Item 4. Other Information .................................................   20

Item 5. Exhibits and Reports on Form 8-K ..................................   20

SIGNATURES ................................................................   20

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       GLOBAL VILLAGE COMMUNICATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                           December 31, 1997     March 31, 1997
                                              (unaudited)           (audited)
                                           -----------------     ---------------
ASSETS
Current assets:
  Cash and cash equivalents                    $ 5,623              $ 9,687
  Accounts receivable, net                       9,402                4,324
  Inventories, net                               2,882                2,071
  Income tax receivable                             --                7,665
  Other current assets                             488                  343
                                               -------              -------
    Total current assets                       $18,395              $24,090

Property and equipment, net                      4,599                6,929
Investment in AirMedia, Inc.                        --                4,043
Other assets                                        54                  138
                                               -------              -------
    Total assets                               $23,048              $35,200
                                               =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $11,753              $15,971
  Accrued and other liabilities                  6,107                7,638
  Line of credit borrowings                         --                4,241
                                               -------              -------
    Total current liabilities                  $17,860              $27,850

Stockholders' equity                             5,188                7,350
                                               -------              -------
    Total liabilities and stockholders'
      equity                                   $23,048              $35,200
                                               =======              =======



     See accompanying Notes to Condensed Consolidated Financial Statements

                       GLOBAL VILLAGE COMMUNICATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                 Three months ended December 31,      Nine months ended December 31,
                                                                    1997               1996              1997               1996
                                                                 ---------           ----------         --------          --------
Net revenue                                                       $ 16,185           $ 10,466           $ 49,192          $ 71,207
Cost of revenue                                                     11,358             25,451             33,712            68,939
                                                                  --------           --------           --------          --------
      Gross profit (deficit)                                         4,827            (14,985)            15,480             2,268
                                                                  --------           --------           --------          --------
Operating expenses:
      Research and development                                       2,099              3,132              7,243             9,575
      Marketing and sales                                            3,634             11,653             10,637            25,234
      General and administrative                                       812              2,564              3,263             5,930
      Restructuring costs                                               --              1,297                 --             1,297
      Loss from investment in Global Center, Inc.                       --                 --                 --             2,191
                                                                  --------           --------           --------          --------
      Total operating expenses                                       6,545             18,646             21,143            44,227
                                                                  --------           --------           --------          --------
      Loss from operations                                          (1,718)           (33,631)            (5,663)          (41,959)
Loss from sale of investment in AirMedia,                               --                 --             (2,074)               --
Gain from sale of investment in Global Center, Inc.                     --                 --              3,691                --
Other income, net                                                      111                 80                412               633
                                                                  --------           --------           --------          --------
      Loss before income taxes                                      (1,607)           (33,551)            (3,634)          (41,326)
      Income tax benefit                                                --             (2,605)                --            (5,401)
                                                                  --------           --------           --------          --------
      Loss from continuing operations                               (1,607)           (30,946)            (3,634)          (35,925)
                                                                  ========           ========           ========          ========
Discontinued operations:
      Loss from discontinued operations                                 --                 --                 --             (1,822)
      Gain (loss) on disposal of discontinued operation,
          net of taxes                                               1,331             (9,800)             1,331             (7,667)
                                                                  --------           --------           --------           --------
Net Loss                                                          $   (276)          $(40,746)          $ (2,303)          $(45,414)
                                                                  ========           ========           ========           ========
Basic earnings per share:
      Loss from continuing operations                             $  (0.09)          $  (1.85)          $  (0.21)          $  (2.14)
      Income (loss) from discontinued                                 0.07              (0.59)              0.07              (0.57)
                                                                  --------           --------           --------           --------
Net loss per share                                                $  (0.02)          $  (2.44)          $  (0.14)          $  (2.71)
                                                                  ========           ========           ========           ========
Basic weighted average shares outstanding                           16,981             16,725             16,965             16,771
                                                                  ========           ========           ========           ========
Diluted earnings per share:
      Loss from continuing operations                             $  (0.09)             (1.85)             (0.21)             (2.14)
      Income (loss) from discontinued operation                       0.07              (0.59)              0.07              (0.57)
                                                                  ========           ========           ========           ========
Net loss per share                                                $  (0.02)             (2.44)             (0.14)             (2.71)
                                                                  ========           ========           ========           ========
Diluted weighted average shares outstanding                         16,981             16,725             16,965             16,771
                                                                  ========           ========           ========           ========


     See accompanying notes to Condensed Consolidated Financial Statements

                       GLOBAL VILLAGE COMMUNICATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                Nine months Ended December 31,
                                                                      1997           1996
                                                                   ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(2,303)       $(45,414)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                 2,512           2,592
        Deferred income taxes                                            --           3,234
        (Gain) loss on GlobalCenter, Inc. investment                 (3,691)          2,191
        Loss from sale of investment in AirMedia, Inc.                2,074              --
        Non cash restructuring costs                                     --           1,176
        Loss on disposal of property and equipment                      121              --
    Changes in assets and liabilities:
        Accounts receivable, net                                     (5,078)          7,017
        Inventories                                                    (811)         (1,995)
        Income taxes receivable                                       7,665          (8,344)
        Other current assets                                           (145)          1,246
        Accounts payable                                             (4,218)         13,052
        Accrued and other liabilities                                (1,476)            248
        Income taxes payable                                             --            (335)
                                                                    -------         -------
    Net cash used in operating activities of:
        Continuing operations                                        (5,350)        (25,332)
        Discontinued operations                                         (55)          4,814
                                                                    -------         -------
            Net cash used in operating activities                    (5,405)        (20,518)
                                                                    -------         -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of investment in GlobalCenter, Inc.        3,691              --
        Proceeds from sale of investment in AirMedia, Inc.            1,969              --
        Purchases of property and equipment                            (303)         (1,598)
        Other assets                                                     84              (1)
        Purchases of short-term investments                              --         (23,217)
        Proceeds from sales and maturities of short-term                 --          45,035
        investments
        Investment in AirMedia, Inc.                                     --          (4,043)
        Investment in GlobalCenter, Inc.                                 --          (1,548)
                                                                    -------         -------
                 Net cash provided by investing activities            5,441          14,628
                                                                    -------         -------
Cash flows from financing activities:
    Repayments under line of credit                                  (4,241)          8,000
    Payments on repurchases of Common Stock                              --          (1,161)
    Proceeds from issuance of Common Stock, net                         141            785
                                                                    -------         -------
            Net cash used in financing activities                    (4,100)          7,624
                                                                    -------         -------
    Effect of exchange rate changes on cash and cash                     --            (247)
      equivalents
                                                                    -------         -------
Net increase (decrease) in cash and cash equivalents                 (4,064)          1,487
Cash and cash equivalents at beginning of period                      9,687          15,900
                                                                    =======         =======
Cash and cash equivalents at end of period                          $ 5,623         $17,387
                                                                    =======         =======
SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for:
         Interest                                                   $   172               8
         Income taxes                                               $    --         $    44
    Non-cash investing and financing activities:
         Non-cash net assets contributed to GlobalCenter, Inc.      $    --         $   643

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       GLOBAL VILLAGE COMMUNICATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements as of December 31, 1997 and for the three and nine months ended December 31, 1997 and 1996, include all adjustments (consisting of only normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. Certain reclassifications have been made for consistent presentation. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

The Company's interim results are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.


2.  NET INCOME (LOSS) PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which modified the computation and presentation of earnings per share (EPS) in a manner comparable to international guidelines. The new standard requires the Company to present both "basic" and "diluted" EPS data on the face of the income statement for all periods presented. This replaced "primary" and "fully diluted" EPS, as prescribed by Accounting Principles Board
(APB) No. 15, "Earnings Per Share".

Basic EPS excludes dilution from common stock equivalents and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution from common stock equivalents and is calculated by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. No common stock equivalents are considered in periods such as those presented in which a net loss is reported because such common stock equivalents are antidilutive.

All prior periods have been restated, as required, to reflect the adoption of this standard. The following table sets forth the results of that restatement:

RESTATED COMPUTATION OF NET INCOME (LOSS) PER SHARE
(In thousands, except per share data)
(unaudited)

                                                  June 30,  September 30,  December 31,
THREE MONTHS ENDED:                                 1997        1997          1997
                                                  --------  -------------  ------------
Net loss from continuing operations                $(1,975)   $   (52)      $ (1,607)
                                                   -------    -------       --------
Discontinued Operations:
  Loss from discontinuing operations                    --         --             --
  Gain (loss) on disposal of discontinued
    operations, net of taxes                            --         --       $  1,331
                                                   -------    -------       --------
Net income (loss)                                  $(1,975)   $   (52)      $   (276)
                                                   =======    =======       ========
Shares used in the computation of net income
  (loss) per share:
  Basic                                             16,934     16,979         16,981
  Dilutive effect of stock options                      --         --             --
                                                   -------    -------       --------
  Diluted                                           16,934     16,979         16,981
                                                   =======    =======       ========
Basic earnings per share:
  Loss from continuing operations                  $ (0.12)   $ (0.00)         (0.09)
  Income (loss) from discontinued operations            --         --           0.07
                                                   -------    -------       --------
Net income (loss)                                  $ (0.12)   $ (0.00)      $  (0.02)
                                                   =======    =======       ========
Diluted earnings per share:
     Loss from continuing operations               $ (0.12)   $ (0.00)      $  (0.09)
     Income (loss) from discontinued operations         --         --           0.07
                                                   -------    -------       --------
Net income (loss)                                  $ (0.12)     (0.00)         (0.02)
                                                   =======    =======       ========

YEAR ENDED MARCH 31:                                 1995         1996        1997
                                                   -------      -------     --------
Net income (loss) from continuing operations       $(6,206)    $ 12,148     $(35,852)
                                                   -------     --------     --------
Discontinued Operations:
  Loss from discontinuing operations               $(1,466)    $ (3,312)    $ (1,822)
  Gain (loss) on disposal of discontinued
    operations, net of taxes                            --           --       (2,207)
                                                   -------     --------     --------
     Net income (loss)                             $(7,672)    $  8,836     $(39,881)
                                                   =======     ========     ========
Shares used in the computation of net income
  (loss) per share:
     Basic                                          14,633       16,529       16,844
     Dilutive effect of stock options                   --        1,332           --
                                                   -------     --------     --------
     Diluted                                        14,633       17,861       16,844
                                                   =======     ========     ========
Basic earnings per share:
    Income (loss) from continuing operations       $ (0.42)    $   0.73     $  (2.13)
    Income (loss) from discontinued operations       (0.10)       (0.20)       (0.24)
Net income (loss)                                  $ (0.52)    $   0.53     $  (2.37)
                                                   =======     ========     ========
Diluted earnings per share:
     Income (loss) from continuing operations      $ (0.42)        0.68        (2.13)
     Income (loss) from discontinued operations      (0.10)       (0.19)       (0.24)
                                                   -------     --------     --------
Net income (loss)                                  $ (0.52)        0.49        (2.37)
                                                   =======     ========     ========

3.  INVENTORIES

Inventories are stated at standard cost, which approximates the lower of cost (first-in, first-out method) or market. Inventories consisted of (in thousands):

                                   December 31, 1997              March 31, 1997
                                   -----------------              --------------
Purchased parts                         $    --                      $   199
Work in process                              --                          369
Finished goods                            2,882                        1,503
                                       --------                      -------
                                       $  2,882                      $ 2,071
                                       ========                      =======


4. LINE OF CREDIT

The Company has a line of credit agreement with a bank which expires in April 1999. Borrowings under the agreement bear interest at the bank's prime rate plus 2.5%. The total borrowings are limited to the lesser of $5,000,000 or 60% of eligible receivables, as defined, and are collateralized by all of the Company's assets. The agreement contains various financial covenants and restrictions, including restrictions on the Company's ability to pay dividends or to effect mergers or acquisitions. As of December 31, 1997, there were no borrowings under this line of credit and the Company was in compliance with all covenants and restrictions.


5. SALE OF INVESTMENTS

In September 1997, the Company agreed to sell its equity stake in GlobalCenter, Inc. ("GlobalCenter") to an existing shareholder of GlobalCenter for approximately $3.7 million in cash. As a result, the Company recorded a gain of $3.7 million.

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

During fiscal 1997 the Company reserved approximately $2.0 million for contingent liabilities associated with the disposition of the operation. During the quarter ended December 31, 1997, the Company determined that some of these contingencies had been resolved and as a result released $1.3 million of the reserve.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for the Company's fiscal year ending March 31, 1999.

Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for financial statements for years beginning after December 15, 1997, and the Company has not yet determined the impact of adopting the additional reporting requirements.


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

The Company has in the past experienced and in the future may experience significant fluctuations in annual and quarterly operating results that may be caused by many factors including, among others, the introduction or enhancement of products by Apple, IBM-compatible personal computer (PC) manufacturers, the Company or its competitors; customer acceptance of, and transition to, 56Kbps products, including the Company's 56Kbps product line; uncertainty surrounding the introduction and customer acceptance of the proposed ITU 56K standard; the sales rates of Apple Macintosh personal computers and PCs; the size and timing of individual orders; market price reductions; product returns; market acceptance of new products and technology; risks related to delays in product development; introductions of new technologies or standards; seasonality of revenues; customer order deferrals, accelerations, and payments of accounts receivable in anticipation of new products; changes in the Company's operating expenses; the Company's ability to establish distribution channels for new products; performance of the Company's distributors and suppliers; mix of products sold; quality control of the Company's products; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

Moreover, the industry in which the Company competes generally is subject to short product life cycles. In this regard, the Company traditionally has experienced a reduction in the average selling prices of its products as the time from product introduction elapses. The Company routinely institutes significant price reductions and/or rebates with respect to its products and expects that competitive pressures will continue to necessitate price reductions. In particular, the Company expects the trend of reduced average selling prices for its individual use products to continue during fiscal 1998. There can be no assurance that the trend of reduced average selling prices will not accelerate in the future.

In May 1996, Apple announced a repair program for its Powerbook 5300 and 190 laptop computers which was effectively a recall of defective Apple Macintosh computers. As a result of the repair program, the Company experienced significantly reduced sales of its products. Sales of such products have not returned to the levels achieved prior to Apple's announcement and the Company does not believe that it will achieve such sales levels in the foreseeable future. The Company therefore expects that revenues and/or gross margins from its products for the Apple Macintosh family could decrease in future periods, which would have a material adverse effect on the Company's business and results of operations unless the Company can generate sufficient revenues and/or gross margins from other products to compensate for any shortfall in revenues from its Apple platform products. In the near-term, the Company expects to see continued weakness in the Macintosh market. The Company believes its ability to return to growth depends in part on the success of new product developments. There can be no assurance that these efforts will be successful. Furthermore, the success of these efforts may not be known for a number of quarters. Any price reduction or decrease in sales volume could have a material adverse effect on the Company's results of operations.

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

To date, a substantial majority of the Company's revenue has been attributable to sales of its TelePort and PowerPort product lines for the Apple Macintosh family of computers, and the Company expects that sales of these products will account for a majority of its revenue for the foreseeable future. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its products, the Company's ability to successfully reduce or control various operating expenses as well as the Company's ability to build distribution channels and generate increased sales of products for Windows based computers, or other products. Though the Company continually seeks to further enhance its product offerings and to develop new products, there can be no assurance that these development efforts will result in enhanced or new products being introduced on a timely basis, or that any such product enhancements or new products will achieve market acceptance. In addition, the announcement by the Company of new products with the potential to replace current products may cause customers to defer purchasing the Company's current products which could have a material adverse effect on the Company's results of operations. As a result of changing technology and market factors, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company has written down inventory that it considers to be excess or obsolete, there can be no assurance that the Company's write downs will be adequate, and a material increase in such write downs and returns over historical rates would have a material adverse effect on the Company's results of operations and working capital.

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

                                               Three Months Ended            Nine months Ended
                                                  December 31,                  December 31,
                                               1997          1996           1997        1996
                                             ----------- -----------     ----------- -----------
                                             (unaudited) (unaudited)     (unaudited) (unaudited)
Net revenue                                    100%          100%          100%          100%
Cost of revenue                                 70           243            69            97
                                              ----          ----          ----          ----
Gross profit                                    30          (143)           31             3
                                              ----          ----          ----          ----
Operating expenses:
     Research and development                   13            30            15            13
     Marketing and sales                        22           111            21            36
     General and administrative                  5            25             7             8
     Loss from investment in
     GlobalCenter, Inc.                         --            --            --             3
     Restructuring costs                        --            12            --             2
                                              ----          ----          ----          ----
     Total operating expenses                   40           178            43            62
                                              ----          ----          ----          ----
Loss from operations                           (10)         (321)          (12)          (59)
Loss on sale of investment in
     AirMedia, Inc.                             --            --            (4)           --
Gain on sale of investment in
     GlobalCenter, Inc.                         --            --             8            --
Other income, net                               --             1             1             1
                                              ----          ----          ----          ----
Loss before income taxes                       (10)         (320)           (7)          (58)
Income tax benefit                              --            25            --            (8)
                                              ----          ----          ----          ----
Loss from continuing operations                (10)         (295)           (7)          (50)
Discontinued operations:
     Loss from discontinued operations          --            --            --            (3)
     Gain (loss) on disposal of
       discontinued operations,
       net of taxes                              8           (94)            3            (11)
                                              ----          ----          ----          ----
Net income (loss)                               (2)%        (389)%          (4)%         (64)%
                                              ====          ====          ====          ====


NET REVENUE

Net revenue includes revenue from gross shipments, licenses and royalties, less reserves for returns and allowances. Net revenue increased 55% to $16.2 million for the third quarter of fiscal 1998 from $10.5 million for the third quarter of fiscal 1997. For the nine months ended December 31, 1997, net revenue decreased 31% to $49.2 million compared to $71.2 million during the same period ended December 31, 1996. The increase in net revenues for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 is primarily attributable to a decrease in actual and anticipated product returns for certain products from resellers and distributors. The decrease in net revenue for the nine months ended December 31, 1997 as compared to the same period of the prior year was primarily attributable to decreased shipments of Teleport and Powerport products. Shipments of these products were adversely affected by continued weakness in the market for Apple Computer products and the technology transition to 56Kbps modems. Lower unit shipments of Apple's computers reduced demand for the Company's products. In addition, during the nine month period ended December 31, 1997, the Company's OEM revenue from Apple was lower than in the comparable period of fiscal 1997.

International revenue increased slightly to $2.2 million or 14% of net revenues for the third quarter of fiscal 1998 compared to $1.9 million or 18% for the third quarter of fiscal 1997. For the nine months ended December 31, 1997, international revenue totaled $6.3 million or 13% of total net revenue compared to $10.2 million or 14% of total net revenue for the same period in the prior year. The decrease in international revenue for the nine month period ended December 31, 1997 is due to the continued weakness in the market for Apple Computer products and the slow transition to 56Kbps modems.

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

COST AND EXPENSES

Cost of revenue primarily consists of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments and warranty expenses. The Company's gross profit as a percentage of net revenue increased to 30% for the third quarter of fiscal 1998, from (143%) for the third quarter of fiscal 1997. Gross profit as a percentage of net revenue increased to 31% for the nine month period ended December 31, 1997, from 3% for the nine month period ended December 31, 1996. The increase in gross profit margins in the third quarter of fiscal 1998 and in the nine months ended December 31, 1997, as compared to the same periods in fiscal 1997, were primarily due to significant inventory reserves for returns of slow moving products and inventory write-downs recorded in the third quarter of fiscal 1997. Gross profit margins are likely to fluctuate as a result of the sales mix between lower and higher margin products, the nature and amount of licensing and royalty income, and changes in distribution channels, as well as changes in component and production costs, price reductions and reserve requirements. In particular, the Company expects that over the next several quarters, pricing pressures will continue, the mix of products will change, and new products will be introduced by the Company's competitors, all of which may have an adverse effect on the gross margins from the Company's products

Research and development expenses decreased 32% to $2.1 million or 13% of net revenues for the third quarter of fiscal 1998 from $3.1 million or 30% of net revenues in the comparable quarter of fiscal 1997. For the nine months ended December 31, 1997, research and development expenses declined 25% to $7.2 million or 15% of net revenues from $9.6 million or 13% in the comparable fiscal 1997 period. The decline in research and development expenses in the three and nine month periods of fiscal 1998 are primarily related to a reduction in personnel costs and increased control of discretionary expenditures.

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, in compliance with SFAS No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed." Historically, software development has been substantially completed concurrently with the establishment of technological feasibility, and, accordingly, no such costs have been capitalized to date.

Marketing and sales expenses decreased 69% to $3.6 million or 22% of net revenues in the third quarter of fiscal 1998 compared to $11.7 million or 111% of net revenues during the same period of fiscal 1997. For the nine months ended December 31, 1997, marketing and sales expenses decreased

58% to $10.6 million or 21% of net revenues from $25.2 million or 36% of net revenues for the same period in the prior year. The decline in marketing and sales expenses in the three and nine month periods of fiscal 1998 is primarily due to reduced advertising and promotion expenses and to a reduction in personnel costs.

General and administrative expenses decreased 69% to $.8 million or 5% of net revenues in the third quarter of fiscal 1998 from $2.6 million or 7% of net revenues in fiscal 1997. For the nine months ended December 31, 1997, general and administrative expenses decreased 44% to $3.3 million or 7% of net revenues from $5.9 million or 8% of net revenues for the same period in the prior year. The decline in general and administrative expenses in the three and nine month periods ended December 31, 1997 is primarily due to a reduction in legal, bad debt reserve, telecommunications and other discretionary expenditures.

In July 1997, the Company sold substantially all of its investment in AirMedia, Inc. for approximately $2.0 million in cash and recorded a loss of $2.1 million on the sale of the investment in AirMedia in the second quarter of fiscal 1998.

In December 1996, the Company announced a restructuring plan to streamline its operations, reduce its workforce and enable the Company to improve its operating results. The Company recorded a restructuring charge of $1.3 million related primarily to severance costs, fixed assets write-offs and lease abandonments.

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

Net other income was $.1 million for the third quarter of fiscal 1998 unchanged from $.1 million for the third quarter of fiscal 1997. For the nine months ended December 31, 1997, net other income was $.4 million compared to $.6 million for the same period in the prior year.

During fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation and accounted for its disposition as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30. During fiscal 1997 the Company reserved approximately $2.0 million for contingent liabilities associated with the disposition of the operation. During the quarter ended December 31, 1997, the Company determined that some of these contingencies had been resolved and as a result released $1.3 million of the reserve.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $5.6 million at December 31, 1997, representing 24% of total assets. The Company's working capital was approximately $.5 million at December 31, 1997 as compared to a deficit of $3.8 million at March 31, 1997, an improvement of $4.3 million. The increase in working capital was primarily due to the sale of the Company's investments in AirMedia, Inc. and GlobalCenter, Inc. (See Note 5).

At December 31, 1997, the Company's principal source of liquidity was $5.6 million in cash and an unused line of credit which allows the Company to borrow up to the lower of $5.0 million or 60% of eligible accounts receivable (see Note
4).

The Company does not expect fiscal 1998 capital expenditures to exceed historical levels and may be reduced. During the past several quarters, the Company has experienced significant negative cash flows and could do so in future quarters. In addition, the Company anticipates that sales to Apple in the fourth quarter of fiscal 1998 will be substantially reduced, which will have a material adverse affect on the Company's financial condition and results of operations. However, the Company currently believes that its existing cash and funds available under its credit facility will enable the Company to meet its short-term needs. The preceding are forward-looking statements. The Company's funding requirements may change at any time due to various factors, including the results and timing of the Company's launch of new products and services, the Company's relationship with its turnkey manufacturer, the Company's operating results, the Company's ability to reduce or control various operating expenses through cost containment measures or operating reductions, the success of the Company's marketing efforts, technological advances and competition. In the longer term, the Company may be required to raise additional capital, which could require the Company to issue additional debt or equity securities which could be substantially dilutive to the ownership of existing stockholders. There can be no assurance that any such funding will be available on acceptable terms or at all. Any shortfall in funding could result in the Company having to curtail the introduction or development of new products, its entry into new markets and its other marketing efforts, any of which could have a material adverse affect on the Company's business, financial condition and results of operations.

CERTAIN ADDITIONAL FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

In addition to the other information in this Quarterly Report, one should carefully consider the following factors in evaluating the Company.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

The market for personal computer communications products is characterized by continual change and improvement in hardware and software technology resulting in short product life cycles. The Company's success will depend on its ability to enhance its current products, develop new products on a timely and cost-effective basis that meet changing customer needs and respond to emerging industry standards and other technological changes. In particular, the Company must adapt its products to the evolving technological standards of the various computer platforms and new technical standards resulting from increases in data transmission speed and wireless communication, as well as new form factors. For example, recently an ITU standard for 56K modems has been proposed. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delay in product development or introduction, would have a material adverse effect on the Company's results of operations. Due in part to the factors described above, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company writes-down inventory that it considers to be excessive or obsolete, the Company has in the past recorded inventory write-downs in excess of available reserves. There can be no assurance that the Company's recorded allowances for such write-downs will be adequate in the future, and material write-downs could have a material adverse effect on the Company's results of operations. In addition, products as complex as those offered by the Company may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments resulting in a delay in market acceptance or a recall of such products.

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR STANDARDS, OR LOWER PRICES

Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally falling prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of faster modem technologies, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the 56Kbps modem market has been plagued with customer confusion and general slow acceptance due to the existence of two competitive technologies, X2 and K56 Flex. Although the Company has made product offerings using both protocols, consumers appear to be delaying purchases until a single standard emerges. Recently, an ITU standard for 56K modems has been proposed. Confusion surrounding this standard or its adoption could result in continued delay in consumer's purchases of modems. Consequently, delays in the market acceptance of 56Kbps technology based modems could have a material effect on the Company's business, financial condition and results of operation.

DEPENDENCE ON APPLE MACINTOSH FAMILY OF COMPUTERS; ADVERSE EFFECT OF REDUCED APPLE SALES

A substantial majority of the Company's sales to date have been derived from products designed for use with the Apple Macintosh family of personal computers, including the Macintosh desktop series of computers and the PowerBook series of portable computers. Therefore, the Company is substantially dependent on the sale of Apple Macintosh computers and the development and sale of new Apple computers. Due to continued weakness in demand for Apple products, expected continuing pricing pressures and new product introductions by the Company's competitors, the Company expects that revenues from its products for the Apple Macintosh family could remain flat or decrease in future periods, which would have a material adverse effect on the Company's business and results of operations unless the Company can generate sufficient revenues from other products to compensate for any shortfall in revenues from its Apple products. The market for personal computers is extremely competitive and rapidly changing. There can be no assurance that personal computers competing with the Apple Macintosh family of computers will not displace the Macintosh products or reduce their growth as such personal computers are enhanced in their functionality, evolve to support technologically superior applications or otherwise become economically more attractive.

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

DEPENDENCE ON RELATIONSHIP WITH APPLE

The Company relies on its working relationship with Apple, which has included and includes collaborative product development, sharing of information, product sales to Apple and licensing of Apple technology. Apple is not contractually obligated to continue such collaborative development or information sharing activities and could discontinue such activities at any time. In addition, Apple is not contractually obligated to renew its licenses with the Company or purchase the Company's products. Apple is collaborating with other vendors of communications products that compete with the Company's products, and Apple may elect not to renew its licenses with the Company in the future. The Company has, in the past, experienced interruptions in the sale of its products to Apple, and there is no guarantee these sales will continue. In particular, the Company expects that sales to Apple in the fourth quarter of fiscal 1998 will be substantially reduced which will have a short-term material adverse effect on the Company's results. The Company believes that this situation may be a temporary reduction in sales to Apple. The preceding are forward-looking statements. The Company's strategy of developing products compatible with the Macintosh family of products is substantially dependent on the Company's ability to gain pre-release access to, and to develop expertise in, current and future Macintosh product developments by Apple. There can be no assurance that Apple will continue to cooperate with the Company, and the inability of the Company to maintain and further develop its relationship with Apple would have a material adverse effect on the Company's results of operations. There can be no assurance that Apple will not initiate product repair/recall programs in the future for its Macintosh computers, which if it did, would have an adverse impact on the revenues of the Company.

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

Apple currently offers products that compete directly or indirectly with the Company's products and can be expected to introduce additional competitive products in the future. Apple currently bundles modems and communications software with some of its computers and the Company anticipates that Apple will continue to bundle such products in the future. In addition, Apple may further enhance communications functionality within its desktop or portable computers. Any such additional bundling or enhancement by Apple could have a material adverse effect on the Company's results of operations.

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


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        Not applicable.


ITEM 2.  CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4. OTHER INFORMATION

        Not applicable.


ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             11.1 Computation of Net Income (Loss) Per Share
             27.1 Financial Data Schedule

        (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Global Village Communication, Inc.


Date:    February 17, 1998              /S/ Neil Selvin
                                        ----------------------------------------
                                        President and Chief Executive Officer

Date:    February 17, 1998              /S/Marc E. Linden
                                        ----------------------------------------
                                        Senior Vice President Finance
                                        and Business Development;
                                        Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit #           Description
---------           -----------
   11.1             Computation of net income (Loss) Per Share
   27.1             Financial Data Schedule