Form 10-K
period 1998-03-31
ONEWORLD SYSTEMS INC
filed 1998-06-29
CIK 875983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                        COMMISSION FILE NUMBER 000-23260


                             ONEWORLD SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the National Association of Securities Dealers, Inc. Automated Quotation (NASDAQ) National Market was $11,740,350 as of June 25, 1998. (1)

The number of shares of Common Stock outstanding as of June 25, 1998 was 17,162,192

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement dated on or about July 6, 1998 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held August 20, 1998 are incorporated by reference into Part
III. (1)Excludes 827,792 shares of Common Stock held by directors, officers and affiliates as of June 5, 1998.

                     ONEWORLD SYSTEMS, INC. ANNUAL REPORT ON
                   FORM 10-K FOR THE YEAR ENDED MARCH 31, 1998



                                      INDEX

                                                                                                                       PAGE
                                                                                                                       ----

PART  I

   Item 1.    Business .................................................................................................  3

   Item 2.    Properties ............................................................................................... 10

   Item 3.    Legal Proceedings ........................................................................................ 11

   Item 4.    Submission of Matters to a Vote of Security Holders ...................................................... 11


PART II

   Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters .................................... 12

   Item 6.    Selected Consolidated Financial Data ..................................................................... 12

   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations .................... 13

   Item 8.    Financial Statements and Supplementary Data .............................................................. 19

   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................... 38


PART III

   Item 10.   Directors and Executive Officers of the Company .......................................................... 38

   Item 11.   Executive Compensation ................................................................................... 38

   Item 12.   Security Ownership of Certain Beneficial Owners and Management ........................................... 38

   Item 13.   Certain Relationships and Related Transactions ........................................................... 38


PART IV

   Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K .......................................... 38

                                     PART I

ITEM 1.  BUSINESS

         The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 1998. This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements as a result of risks identified and the other cautionary disclosures set forth below and elsewhere in this report.

         OneWorld Systems, Inc. ("OneWorld Systems" or the "Company") (founded in June 1989 as "Global Village Communication, Inc." and incorporated in Delaware), develops and manufactures products that enhance and simplify wide area data communications for the small and medium size office market. The Company's recently introduced OneWorld 5000 communications servers are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, on-line service access, and fax capabilities.

         On March 31, 1998 the Company, then Global Village Communication, Inc., announced an agreement (the "Agreement") to sell substantially all of the Company's assets related to the Company's single user modem product offerings including accounts receivable, inventory, property and equipment, intellectual property, and other production and research and development assets (the "Modem Business") to Boca Research, Inc. ("Boca") and unveiled this new corporate strategy focusing on wide-area data communications for the small and medium size office market. The transaction was closed June 18, 1998, and the Company's name changed to OneWorld Systems, Inc. at that time.

         Historical Modem Business

         During the fiscal year ended March 31, 1998, the Company was actively engaged in the Modem Business, where it was a leader in the design, development and marketing of easy-to-use integrated communications products for personal computers with Windows, Macintosh, OS/2 and DOS operating systems. The Company's products enabled mobile, home office and networked computer users in small to medium sized organizations to access the Internet and information services, connect to a remote organization's internal network, view personalized Internet content and communicate efficiently with colleagues, customers and suppliers.

         Unit sales volumes and market share of Macintosh compatible computers have continued to decline over the past year. As a result, during fiscal 1998 the Company's revenues and gross margin from its products for the Apple Macintosh family of computers declined. In an attempt to offset this decline, the Company introduced a number of personal-use products compatible with personal computers utilizing the Windows operating system ("Windows"), including the industry's first 56 Kbps modem/ethernet PC Card (PCMCIA). However, the Company was unable to gain sufficient market share in the Windows arena to offset the revenue decline from its Macintosh products as price cutting, slower than anticipated market acceptance of the 56 Kbps technologies, and the inability to fully fund sales and marketing initiatives limited revenue from these Windows products.

         Throughout this period the 56 Kbps technology standard was in a state of uncertainty, consumers were faced with a choice among multiple non-interoperable implementations. Though the Company introduced versions of its 56 Kbps modem products that were software upgradeable to the pending ITU standard at no cost to the end-user, this was insufficient to fully overcome the confusion in the marketplace. In addition, the Company's financial condition constrained its ability to increase, or fully fund, its sales and marketing activities in support of its new 56 Kbps products. As a result, sales of the Company's new 56 Kbps products were below expectations.

         During fiscal 1998, a substantial majority of the Company's revenue continued to be attributable to sales of its Apple Macintosh compatible modem products. Continued dependence on the declining Apple market, combined with the delay in purchases of 56 Kbps modems resulting from confusion over the lack of an industry standard and the Company's inability to significantly increase its market share of Windows compatible modem products placed several financial constraints on the Company that adversely affected its ability to remain competitive as a stand-alone modem company.

         Price decreases during the year caused gross margins to decline. For example, gross margins in the fourth fiscal quarter of 1997 were 39.4%; by the third quarter of fiscal 1998, gross margins had declined to 29.8%. The Company believed that continued price pressure in the industry, coupled with lower manufacturing volumes when compared to the Company's competitors, would continue to cause gross margins from the Company's modem products to decline over time.

         Efforts to increase sales of Windows-compatible modems required significant cash expenditures, both on inventory, and on marketing and sales programs. The Company was only able to fund these cash expenditures by selling certain assets, including the sale of the assets of its subsidiary, Global Village Communication, Ltd., to Mitel (completed in fiscal 1997), the sale of its investment in GlobalCenter, Inc., and the sale of its investment in AirMedia, Inc. Despite these dispositions, however, the Company's cash balance declined from $9.7 million at the end of fiscal 1997 to $5.6 million at the end of the third quarter of fiscal 1998. At that time, the Company did not have any material, non-strategic assets that it could sell to continue operating the business.

         Given its deteriorating financial condition, the status of the modem industry, and the continued dependence on the Macintosh market, the Company determined that remaining an independent modem company was not financially viable, would require significant infusions of cash with no assurance of a return to profitability, and that funding the modem business and the development and launch of the Company's OneWorld 5000 communications servers were not simultaneously achievable. This ultimately led to the announcement on March 31, 1998 that the Company would sell its Modem Business to Boca.

         As a result of the sale to Boca, which was closed June 18, 1998, the Company will no longer sell its individual use modems or other individual use communications systems. More specifically, the sale to Boca includes the Company's Teleport modems for Windows desktop computers, Teleport modems for Macintosh desktop computers, PC Card modems for Windows notebook computers, PC Card and PowerPort modems for Macintosh Powerbook notebook computers, product sold to Apple on an OEM basis, and OEM versions of Faxworks. These products represented substantially all of the Company's revenue in fiscal 1998.

         New Focus on Communications Servers

         In the future, the Company will focus on its new family of communications server products aimed at the small and medium size market, which will combine Internet access, routing, remote access, fax server and shared modem capabilities in a single, easy-to-use product. These products, the OneWorld Systems 5000 family of communication servers, were launched on June 8, 1998, and are expected to ship in July. The Company's primary source of revenue in the future will be from the OneWorld 5000 product line. Revenue from these products is dependent on the successful completion of the development of the product line. However, the Company may have difficulty completing development, or resolving any other issues that may arise, in a timely manner, which could delay the planned launch of the new OneWorld Systems communications server product line. Commercial acceptance of these products is dependent on certain factors including the Company's sales and marketing efforts, technical reviews by third parties, introductions of new technologies or standards, performance of the Company's VARs, distributors and suppliers and announcements by the Company's competitors. Many of the Company's future competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. OneWorld 5000 products will have a significantly higher selling price than many of the Company's past products and will require the Company to expand its VAR channel. There can be no assurance that the Company will be successful in establishing an effective distribution channel for its new products. There can be no assurance that the Company's newly released products will be accepted by the marketplace. If the Company's sales of its new products are below its expectations, the Company's business, financial condition and results of operations will be materially adversely affected.

         With the reliance on revenue from future products and the Company's projected expense levels, the Company does not expect to be profitable in the short-term. In addition, the Company may face pricing pressure, which could lead to reductions in the average sales prices for the Company's products and could have a material adverse effect on gross margins. There is no assurance that the Company will ever achieve profitability.

         Though the Company continually seeks to further enhance its product offerings and to develop new products, there can be no assurance that these development efforts will result in enhanced or new products being introduced on a timely basis, or that any such product enhancements or new products will achieve market acceptance. In addition, the announcement by the Company of new products with the potential to replace current products may cause customers to defer purchasing the Company's current products which could have a material adverse effect on the Company's results of operations. While the Company writes off inventory that it considers to be excessive or obsolete, there can by no assurance that the Company's recorded allowances for such write-offs and returns will be adequate, and a material increase in such write-offs and returns over Company expectations would have a material adverse effect on the Company's results of operations.

TECHNOLOGY AND PRODUCTS

         During fiscal 1998, the Company produced modems, telecommunications servers, and proprietary communications software for two customer groups of the communications marketplace: individual users and network users. The Company's individual-use system products included TelePort modems for Macintosh and Windows desktop computer users, PowerPort modems for Macintosh PowerBook computer users and PC Card (PCMCIA) modems for Macintosh PowerBook and Windows notebook users. On June 18, 1998, the Company sold all of these individual use system products to Boca. The Company no longer sells any of these products.

         The Company's line of network products includes the recently introduced OneWorld 5000 communications server family as well as FaxWorks NT and FaxWorks Pro LAN software providing fax services to office workgroups utilizing
Windows NT, Windows 3.1, and OS/2 operating systems. The OneWorld series of communications server systems for Macintosh provides shared fax, dial-out modem, and remote network access capabilities to small workgroups.

         The Company's core software technologies, FaxWorks communications software for Windows, OS/2 and DOS operating systems, GlobalFax communications software for Macintosh systems, and embedded software underlying the Company's server systems, provide a consistent, user-friendly interface across individual and network product lines. For Windows, the Company also provides integrated communication software to original equipment manufacturers (OEMs). Certain rights to OEM versions of FaxWorks and to GlobalFax were transferred to Boca on June 18, 1998. The Company retains the right to utilize these software products (and associated trademarks) in conjunction with the Company's network products, royalty free.

NETWORK SERVERS FOR MULTIPLE USERS

         The OneWorld line of network products includes the recently announced OneWorld 5000 family of communications servers which are specifically designed for the small and medium size office. Leveraging the Company's heritage and experience, the OneWorld 5000 family integrates hardware, server software and client software elements into a complete hardware/software solution. These communications servers will provide versatile, easy-to-use, cost-effective and expandable solutions that will meet a small office's growing communications needs and modest budget.

         The OneWorld Systems family of communications servers will provide the major data communications functions required by small businesses, including sending and receiving faxes; Internet access and routing so that the entire office has access to the Internet (not just one PC in the office); modem pooling so that the entire office can share modems and access on-line services from any desk at anytime; and remote access so that employees can dial into the office network from home or on the road. In addition, the OneWorld 5000 family of communications servers will be among the first to offer all these capabilities simultaneously to both Windows and Macintosh users.

         These products are designed to be simple for the small office to administer and manage. A Wizard, software designed to simplify installation and configuration, is being developed to guide the small office manager through the process of setting up all the communications functions. A single graphical administration program will allow the network administrator to easily manage the various communications functions and user profiles from any PC on the network. In addition, client software is based on the Company's award-winning software, including GlobalFax and FaxWorks, known to many users for their ease-of-use.

         To address the budgetary concerns of the small office, the OneWorld Systems products will enable offices to purchase a suite of data communications functions in one multi-function product for a fraction of the price of a collection of single-function products.

         Phone line allocation will be handled by "Dynamic Port Allocation," a proprietary technology developed by the Company so that every telephone port is available for every function and can be assigned by the server on demand, and on the fly, with no user or network administrator intervention required. For example, employees can fax by day, and use remote access by night, taking full advantage of the phone lines installed. In contrast to a collection of single function servers, each with their own dedicated phone lines, the result is the need for fewer phone lines and reduced monthly telecommunications costs, one of the largest expenses for small and medium sized businesses.

         Future growth and expansion has been designed into the OneWorld 5000 communications servers. Additional ports can be added as a small office grows. Functionality can be added as offices need it without the extra expense of a new, separate product. As a small office grows, new communications capabilities can be added, which could include ISDN, frame relay, T1 or DSL, for example. New functions such as firewalls and support for Virtual Private Networks (VPNs), and other new capabilities will be available in the future. Multiple OneWorld 5000 communications servers can be added to different departments or banded together for higher capacity. OneWorld 5000 communications servers can be expanded as needed, thereby protecting the investment of the small business.

         For small and medium-sized organizations, the Company also offers FaxWorks Pro LAN and FaxWorks Server NT, fax server software for use in Windows, OS/2, and Windows NT environments. FaxWorks integrates advanced fax software features into a single user interface, allowing users to send and receive faxes directly from their computer on the network.

         The Company's existing OneWorld 100 communications servers for Macintosh provide complete, easy-to-use communication solutions for Macintosh network based workgroups. The OneWorld Combo server features fax, remote access, and network modem capabilities, giving each user on a Macintosh network the ability to send and receive faxes and dial out to on-line services or bulletin board systems. OneWorld Combo is also a complete Apple Remote Access 1.0/2.0 server that allows offsite Macintosh users to connect to their company network from virtually any location. OneWorld Fax includes both fax and network modem capabilities, and OneWorld Network Modem provides network modem capabilities. All servers can be upgraded to add additional capabilities.

         The following table shows the Company's major network products:

NETWORK SERVERS FOR MULTIPLE USERS
          -----------------------------------------------------------------------------------------------------------
          ONEWORLD 5000 FAMILY OF COMMUNICATIONS SERVERS (ANNOUNCED)
          -----------------------------------------------------------------------------------------------------------
               OneWorld 5000 Remote Access Server
                    (Remote access, Internet routing and network modem with four 56 Kbps modems)
               OneWorld 5000 Fax Server
                    (Network fax server and network modem with four 56 Kbps modems)
               OneWorld 5000 Suite Server
                    (all capabilities of the Remote Access and Fax Servers with four 56 Kbps modems)

          -----------------------------------------------------------------------------------------------------------
          INTEGRATED COMMUNICATIONS SOFTWARE
          -----------------------------------------------------------------------------------------------------------
               FaxWorks Pro LAN for Windows
               FaxWorks Pro for OS/2
               FaxWorks Pro LAN for OS/2


          -----------------------------------------------------------------------------------------------------------
          ONEWORLD 100 COMMUNICATIONS SERVERS FOR MACINTOSH
          -----------------------------------------------------------------------------------------------------------
               OneWorld Network Modem
                    (network modem server for Ethernet and LocalTalk networks)
               OneWorld Fax
                    (network fax modem server for Ethernet and LocalTalk networks)
               OneWorld Combo
                    (network modem, fax, and  ARA 1.0/2.0 server for Ethernet and LocalTalk networks)


SALES AND MARKETING

SALES. Consistent with modem industry practice, the Company distributed its modem products through a worldwide system of distributors, dealers, system integrators, OEMs and mail order houses. The Company's two largest customers accounted for approximately 28% and 18%, respectively, of the Company's net revenue in fiscal 1998. The Company's largest customer accounted for approximately 21% of net revenue in fiscal 1997.

      International sales represented approximately 15%, 15%, and 19% of the Company's net revenue in fiscal 1998, 1997, and 1996, respectively. In addition to domestic sales, the Company will initially sell its new server products in Canada, and may in the future sell these products in additional countries.

         Risks inherent in the Company's future international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international distributors, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and changes in demand resulting from fluctuations in exchange rates. In addition, the laws of certain foreign countries do not provide protection for the Company's intellectual property to the same extent as do the laws of the United States.

         The Company intends to ship products within a short period after receipt of an order. Consequently, the Company does not believe that it will have a material backlog of unfilled orders, and revenues in any quarter will be substantially dependent on orders booked in that quarter. The Company's expense levels are based in part on its expectations as to future revenues. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse effect on the Company's results of operations. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

      The Company will distribute its new OneWorld 5000 communications servers through national and regional value added resellers (VARs) and corporate resellers, particularly those with a focus on serving the small and medium size office market. The Company intends to increase the number of VARs by launching VAR recruiting, training and support programs. There can be no assurance that the Company will be successful in attracting existing or new VARs to distribute these products, or that the VAR channel will be a successful one for the OneWorld 5000 product family. Failure to attract these VARs or their inability to sell the products would cause sales of such products to be below Company expectations, and the Company's business, financial condition and results of operations would be materially adversely affected.

         The Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company has in the past and intends on continuing to reserve for inventory that it considers to be excess or obsolete, there can be no assurance that the Company will record allowances for such write-offs and returns that are adequate, and a material increase in such write-offs and returns over historical rates could have a material adverse effect on the Company's results of operations.

MARKETING. The Company complements its sales activities with a range of public relations and advertising programs designed to stimulate customer demand. The Company believes that reviews and comments by influential trade press, business press, market analysts and user group leaders have a pronounced impact on demand for the Company's products. The Company conducts regular product strategy briefings and new product previews. Historically, the Company has enjoyed strong support from the trade press and has received numerous awards for its products.

         The Company provides a one-year or three-year warranty on its server products, which provide for the repair or replacement of products determined to be defective. Therefore, the Company is exposed to the risk of product returns from distributors, direct resellers and end-user customers. As part of the sale of the Modem Business, Boca assumed all future warranty liability for products (both installed and to be shipped in the future) it purchased from the Company.

COMPETITION

      The market for the Company's products is intensely competitive and is characterized by rapidly changing technology, evolving industry communication standards and frequent new product introductions. A number of competitors, including Cisco Systems, Shiva, 3Com, and Castelle, among others, offer products that compete with one or more of the Company's communications server products. Other companies in the personal computer industry, such as modem vendors, remote access server vendors, communication software vendors, fax machine manufacturers and personal computer manufacturers, could seek to expand their product offerings by designing and selling products using competitive technology that could render obsolete or have a material adverse effect on sales of the Company's future products.

      Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. In addition, the market for the Company's server products is characterized by significant price competition, and the Company expects that it will face increasing pricing pressures from its current competitors. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to further reduce its prices. Any material reduction in the price of the Company's products could negatively affect gross profit as a percentage of net revenue and could require the Company to increase unit sales in order to maintain net revenue. There can be no assurance, however, that the Company would be able to increase its unit sales or make up for a short fall. Any failure to increase unit sales or make up for a short fall in net revenue would have a material adverse effect on the Company's financial condition and results of operations.

         The Company's OneWorld fax server products compete primarily with dedicated fax servers, stand-alone fax machines, electronic mail, centralized fax systems produced by independent manufacturers such as Castelle, 4Sight, Cypress, and STF, as well as printer vendors, including Apple and NEC, which offer fax capabilities with some of their products. The Company's OneWorld Remote Access, Suite, Network Modem and Combo servers compete with the same products in the fax server category, as well as with remote access server router and modem pool products produced by competitors such as Cisco Systems, Shiva, 3COM, and others.

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

         The Company is aware of products in addition to its own that are marketed under the trademark "OneWorld". There can be no assurance that litigation with respect to these trademarks will not be instituted by any third parties. If any such litigation were successful, the Company could be required to pay damages and cease all use of a particular trademark. There can be no assurance that any loss of the right to use a trademark would not reduce sales of the Company's products. In any event, even if the Company were successful in any such litigation, the legal and other costs associated with such litigation could be substantial. As is customary in the Company's industry, the Company from time to time receives communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that any such claims would not result in protracted and costly litigation. The Company anticipates that the duration of its trademarks will be perpetual.

RESEARCH AND DEVELOPMENT

         The Company's research and development efforts are primarily focused on software development, hardware development, and systems integration. The Company's expenditures for research and development were $9.7 million, $12.0 million and $14.6 million for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Customer-sponsored research and development was immaterial during these periods.

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

MANUFACTURING AND SUPPLIERS

         Historically, the Company purchased fully manufactured and tested units from a "turnkey" manufacturing subcontractor. The Company will continue to utilize this manufacturing strategy for its new family of OneWorld 5000 communications servers. The Company believes that there are a number of alternative contract manufacturers that could produce the Company's products. However, it could take a significant period of time and result in significant additional expense to qualify an alternative subcontractor and commence manufacturing in the event of a reduction or interruption of production. Therefore, the Company is highly dependent, on a short-term basis, on its continued relationship with its "turnkey" manufacturing subcontractor and any reduction, interruption, or termination of this relationship could have a material adverse effect on the operating results of the Company. Components and manufacturing services from the Company's suppliers are obtained on an as-needed basis.

         The Company has been, and will continue to be, dependent on sole or limited source suppliers for certain key components used in its products, particularly chip sets designed and manufactured by Rockwell International and Motorola. The Company generally purchases sole or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with its sole or limited source suppliers. Certain component suppliers, such as Rockwell, are also modem manufacturers and, accordingly, could elect to satisfy their internal supply requirements rather than the Company's purchase requirements. The Company at times in the past has experienced delays in product development and difficulties in manufacturing sufficient product to meet demand due to the inability of certain suppliers to meet the Company's volume and schedule requirements. There can be no assurance that the Company's suppliers will be able to meet the Company's requirements for key components and failure to meet such requirements in the future could have a material adverse effect on the Company's results of operations.


EMPLOYEES

         As of March 31, 1998, the Company employed a total of 181 persons, including 59 in sales, marketing and customer support, 27 in operations, 67 in engineering and product development and 28 in finance and administration. The Company had two employees located in Canada, and one employee in England, and 178 employees located in the United States. After the sale of the Modem Business the Company will employ approximately 70 persons. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good. The Company's future success depends to a significant extent on its senior management and other key employees, including key development personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's results of operations. The Company also believes that its future success will depend in large part on its ability to attract and retain additional key employees. Competition for such personnel in the computer industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. During the year the Company executed Change of Control Severance Agreements with certain of its executive officers.

EXECUTIVE OFFICERS OF THE COMPANY

         The current executive officers of the Company and their ages as of March 31, 1998 are as follows:

      NAME                              AGE    POSITION
      ----                              ---    --------
      Neil Selvin                       44     President, Chief Executive Officer and Director
      Leonard A. Lehmann                43     Chairman of the Board
      Marc E. Linden                    37     Senior Vice President & Chief Financial Officer
      Charles R. Oppenheimer            39     Chief Operating Officer
      Marsha Raulston                   49     Vice President, Human Resources & Customer Satisfaction


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

         Marc E. Linden became the Company's Senior Vice President and Chief Financial Officer in July 1997. Mr. Linden joined the Company in June 1996 as Vice President of New Business Development. From October 1992 to June 1996, Mr. Linden was Director of Business Development and Planning of Octel Communications, a voicemail equipment manufacturer. From 1987 to 1992, he was employed as a consultant with McKinsey & Co. Mr. Linden received a B.A. in Economics from the University of California Berkeley, and an M.B.A. from Harvard Business School.

         Charles R. Oppenheimer became the Company's Chief Operating Officer in June 1998. From July 1997 to May 1998 Mr. Oppenheimer served as Senior Vice President and General Manager, Products Division. From October 1994 to June 1997 Mr. Oppenheimer served as Vice President and General Manager, Macintosh Division. He previously served as Vice President, Marketing of the Company beginning in July 1993. From 1984 to July 1993, Mr. Oppenheimer was employed by Apple Computer, most recently as Director of System Software Marketing and also as manager of System Software Marketing and manager of Macintosh Product Marketing. Mr. Oppenheimer received a B.S. in computer science from Union College, and an M.B.A. from The Wharton School.

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


ITEM 2.   PROPERTIES

         The Company leases approximately 128,000 square feet of office space for its headquarters in Sunnyvale, California. This facility accommodates administration, finance, sales, marketing, customer satisfaction, engineering, and research and development. The lease expires in April 2000 and the monthly rent is approximately $106,000. Approximately 64,835 square feet of this office space is subleased at a monthly income of $116,000.

         The Company's manufacturing and distribution operation consists of a 23,940 square foot facility in Plano, Texas. The lease expires in December 2002 and monthly rent is approximately $9,975.

         The Company also leases approximately 21,000 square feet of office space in Marietta, Georgia. The lease expires in January 2000 and the monthly rent is approximately $18,000. Approximately 16,000 square feet is subleased at a monthly income of $13,000. Also, the Company leases sales office space at other facilities, including in the United States, one in England and one in Canada.

         Boca, as part of their purchase of the Modem Business, will assume only the Company's lease in England. The Company believes the space to which it is committed is adequate for its current needs and that additional space sufficient to meet the Company's needs for the foreseeable future is available on commercially reasonable terms. The Company's facilities are subject to a variety of environmental regulations. The Company has incurred no significant expenses to date related to complying with these regulations.


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

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following required information is filed as part of the report:

         The Company has not paid cash dividends on its Common Stock. The Company's Stock is traded over-the-counter and is quoted on the NASDAQ National Market under the symbol "OWLD." Prior to the Company's name change, effective June 18, 1998, the Company's Stock was traded under the symbol "GVIL." The following table sets forth the range of high and low closing sale prices for the Common Stock:

                                     Low Sales Price                  High Sales Price
--------------------------------------------------------------------------------------
Fiscal 1998
     First Quarter                        $ 1.44                          $ 4.63
     Second Quarter                         1.69                            3.56
     Third Quarter                          1.00                            3.58
     Fourth Quarter                         0.91                            2.72

Fiscal 1997
     First Quarter                        $ 8.25                         $ 18.25
     Second Quarter                         5.88                            9.50
     Third Quarter                          3.00                            9.25
     Fourth Quarter                         1.06                            3.56


         On March 31, 1998, there were approximately 351 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial information for the years ended March 31, 1994 through March 31, 1998 is derived from the Company's consolidated financial statements, which have been audited by the Company's independent auditors. The information set forth below is qualified by reference to and should be read in conjunction with the Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.


                                                                                 Fiscal years ended March 31,
                                                            ----------------------------------------------------------------------
                                                               1994           1995           1996           1997           1998
----------------------------------------------------------------------------------------------------------------------------------
 In thousands, except per share data
STATEMENTS OF OPERATIONS DATA (A) (B):
    Net revenue                                             $  46,637      $  80,021      $ 136,941      $  90,174      $  61,468
    Income (loss) from operations                               6,764         (3,239)        16,154        (42,029)        (8,973)
    Income (loss) from continuing operations                    4,302         (6,206)        12,148        (35,852)        (4,709)
    Gain (loss) from discontinued operations                     (408)        (1,466)        (3,312)        (4,029)         1,331
    Net income (loss)                                       $   3,900      $  (7,672)     $   8,836      $ (39,881)     $  (3,378)
    Basic earnings per share:
       Income (loss) from continuing operations                            $   (0.42)     $    0.73      $   (2.13)     $   (0.28)
       Net income (loss)                                                   $   (0.51)     $    0.53      $   (2.37)     $   (0.20)
       Shares used in computing income (loss) per share                       14,633         16,529         16,844         17,006
    Diluted earnings per share:
       Income (loss) from continuing operations                            $   (0.42)     $    0.68      $   (2.13)     $   (0.28)
       Net income (loss)                                                   $   (0.51)     $    0.49      $   (2.37)     $   (0.20)
       Shares used in computing income (loss) per share                       14,633         17,861         16,844         17,006
BALANCE SHEET DATA:
    Working capital                                         $  27,011      $  28,468      $  36,402      $  (3,760)     $     233
    Total assets                                               36,407         53,722         72,035         35,200         17,973
    Total liabilities                                           7,269         17,587         24,204         27,850         13,628
    Stockholder's equity                                    $  29,138      $  36,135      $  47,831      $   7,350      $   4,345
----------------------------------------------------------------------------------------------------------------------------------

The selected consolidated financial data has been derived from, and should be read in conjunction with, the related Consolidated Financial Statements.

    (a) In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue the operations of its enterprise network server operation based in the United Kingdom (formerly, the Company's ISDN Division). Therefore, operating results for the ISDN Division are classified as discontinued operations on the Company's Consolidated Statements of Operations, and prior periods have been restated accordingly.

    (b) The Company adopted Statement of Financial Accounting Standards (SFAS) No.128 "Earnings Per Share" which modifies the computation and presentation of earnings per share (EPS) in a manner comparable to international guidelines. The information presented above has been restated to reflect the adoption of this standard.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1998. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements as a result of the risks identified and the other cautionary disclosures set forth below and elsewhere in this report.

         OneWorld Systems, Inc. ("OneWorld Systems" or the "Company") (founded in June 1989 as "Global Village Communication, Inc." and incorporated in Delaware), develops and manufactures products that enhance and simplify wide area data communications for the small and medium size office market. The Company's recently introduced OneWorld 5000 communications servers are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, on-line service access, and fax capabilities.

         On March 31, 1998 the Company, then Global Village Communication, Inc., announced an agreement to sell its Modem Business to Boca Research, Inc. ("Boca") and unveiled a new corporate strategy focusing on wide-area data communications for the small and medium size office. The transaction was closed June 18, 1998, and the Company's name changed to OneWorld Systems, Inc. at that time.

         Historical Modem Business

         During the fiscal year ended March 31, 1998, the Company was actively engaged in the Modem Business, where it was a leader in the design, development and marketing of easy-to-use integrated communications products for personal computers with Windows, Macintosh, OS/2 and DOS operating systems.

         Unit sales volumes and market share of Macintosh compatible computers have continued to decline over the past year. As a result, during fiscal 1998 the Company's revenues and gross margin from its products for the Apple Macintosh family of computers declined. In an attempt to offset this decline, during the year, the Company introduced a number of modem products compatible with personal computers utilizing the Windows operating system. However, the Company was unable to gain sufficient market share in the Windows arena. During fiscal 1998, a substantial majority of the Company's revenue continued to be attributable to sales of its Apple Macintosh compatible modem products. This continued dependence on this declining market, combined with the delay in purchases of 56 Kbps modems resulting from confusion over an industry standard and the Company's inability to significantly increase its market share of Windows compatible modem products resulted in a deterioration in the Company's financial condition.

         The Company determined that remaining an independent modem company was not financially viable, would require significant infusions of cash with no assurance of a return to profitability, and that funding the business and the development and launch of the Company's OneWorld 5000 communications servers were not simultaneously achievable. This led to the announcement on March 31, 1998 that the Company would sell its Modem Business to Boca.

         As a result of the sale to Boca, which was closed June 18, 1998, the Company will no longer sell its individual use modems or other individual use communications systems. These products represented a substantial majority of the Company's revenue in fiscal 1998.

         New Focus on Communications Servers

         The Company's primary source of revenue in the future will be from the recently introduced OneWorld 5000 communications server product line. The Company does not expect to be profitable in the short-term, nor can there be any assurance that the Company will ever achieve profitability.

         The Company's planned launch of its server products is dependent upon the completion of the development of the product. However, the Company may have difficulty resolving these issues, or any other issues that may arise, in a timely manner, which could delay the planned launch of the new OneWorld Systems communications server product line. Commercial acceptance of these products is dependent on certain factors including the Company's sales and marketing efforts, technical reviews by third parties, introductions of new technologies or standards performance of the Company's distributors and suppliers and announcements by the Company's competitors. Many of the Company's future competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. OneWorld products will have a significantly higher selling price than many of the Company's current products and will require the Company to expand its VAR channel. There can be no assurance that the Company will be successful in establishing an effective distribution channel for its new products. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

         In the past, the industry in which the Company competed was subject to short product life cycles. As a result, the Company traditionally experienced a reduction in the average selling prices of its products as the time from product introduction elapses. The Company was forced to institute significant price reductions with respect to substantially all of its products. There can be no assurances that similar pricing pressures will not lead to reductions in average selling prices of the Company's new servers.

         The Company intends to ship products within a short period after receipt of an order, consequently, the Company does not expect to have a material backlog of unfilled orders, and revenues in any quarter will be substantially dependent on orders booked in that quarter. The Company's expense levels are based in part on its expectations as to future revenues. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's results of operations and liquidity. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

         In addition, announcements by the Company of new products with the potential to replace current products may cause customers to defer purchasing the Company's current products which could have a material adverse effect on the Company's results of operations. As a result of changing technology and market factors, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company has written down inventory that it considers to be excess or obsolete, there can be no assurance that the Company's write downs will be adequate, and a material increase in such write-downs and returns over historical rates would have a material adverse effect on the Company's results of operations and working capital. There can be no assurance that the Company will be successful in developing new products or enhancing its current products on a timely basis, or that such new products or product enhancements will achieve market acceptance.


NET REVENUE

         On June 18, 1998, the Company sold its Modem Business to Boca Research. The Modem Business accounted for substantially all of the Company's revenue during the last three fiscal years. Consequently, the comparisons below should not be relied upon as predictors of future performance. Net revenue includes revenue from gross shipments, licenses and royalties, less reserves for returns and allowances. Net revenue decreased 31.8% to $61.5 million in fiscal 1998 as compared to $90.2 million in fiscal 1997 and $137.0 million in fiscal 1996. The decrease in net revenue for the 1998 fiscal year as compared to the 1997 fiscal year is primarily attributable to decreased shipments of the Company's TelePort and PC Card notebook (including PowerPort) modem products. Shipments of these products were adversely affected by the continued weakness in the market for Apple Computer products, and end-user confusion surrounding the technology transition to 56 Kbps modems. Lower unit shipments of Apple computers reduced demand for the Company's products. In addition, the Company's OEM revenue from Apple was lower in fiscal 1998 than in fiscal 1997. The fiscal 1997 decrease in net revenue, as compared to fiscal 1996, was primarily attributable to Apple Computer's repair program for the Macintosh PowerBook 5300 and 190 models in that year and reduced shipments of other Macintosh products. The repair program significantly reduced the number of Apple computers available for the Company's products.

         Aggregate returns and allowances were approximated 10%, 18% and 6% of gross revenue for fiscal 1998, 1997 and 1996, respectively. The reduction in the fiscal 1998 rate is primarily due to an unusually high rate in fiscal 1997 related to returns and reserves associated with several slow moving products. Revenue reserves and allowances are established for estimated future returns due to stock balancing and discontinued and non-saleable products based on the Company's past experience and internal forecasts. There can be no assurance that the Company's historical experience regarding returns and allowances will continue or that its projections will prove accurate. If the Company experiences returns in excess of its reserves, the Company's results of operations could be materially, adversely effected.

         International net revenue decreased to $9.3 million or 15% of net revenues in fiscal 1998 from $13.3 million or 15% of net revenue in fiscal 1997 and $25.7 million or 19% of net revenues in fiscal 1996. The fiscal 1998 decrease in international revenue is due primarily to continued weakness in the market for Apple Computer products and the slow transition to 56 Kbps modems. The fiscal 1997 decrease was primarily attributable to the decrease in the Company's sales in the Asia region to Apple Japan.

         There can be no assurance that the Company will be able to attain international demand for the its new OneWorld 5000 communications server products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations and distributors, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and changes in demand resulting from fluctuations in exchange rates. In addition, the laws of certain foreign countries do not provide protection for the Company's intellectual property to the same extent as do the laws of the United States.


GROSS PROFIT

         On June 18, 1998, the Company sold its Modem Business to Boca Research. The Modem Business accounted for substantially all of the Company's revenue during the last three fiscal years. Consequently, the comparisons below should not be relied upon as predictors of future performance. Cost of revenue primarily consists of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments, and warranty expenses. The Company's gross profit as a percentage of net revenue increased to 31% in fiscal 1998 from 11% in fiscal 1997. Gross profit as a percentage of net revenue decreased in fiscal 1997 from 43% in fiscal 1996. The gross profit increase in fiscal 1998 was primarily attributable to significant inventory reserves for slow moving products and inventory write-downs recorded in fiscal 1997. The decline in gross profit in 1997 was primarily attributable to these reserves and write-downs. Gross profit margins are likely to fluctuate as a result of the sales mix between higher and lower margin products, the nature and amount of licensing and royalty income, and changes in distribution channels, as well as changes in component and production costs, price reductions and reserve requirements.

RESEARCH AND DEVELOPMENT

         On June 18, 1998, the Company sold its Modem Business to Boca Research. The Modem Business accounted for a significant portion of the Company's expense structure during the last three fiscal years. Consequently, the comparisons below should not be relied upon as predictors of future performance. The Company's research and development ("R&D") expenses decreased to $9.7 million in fiscal 1998 from $12.0 million in fiscal 1997 and $14.6 million in fiscal 1996. The decline in fiscal 1998 is primarily the result of a reduction in personnel costs and increased control of discretionary expenditures. The decrease in fiscal 1997 was the result of the elimination of R&D expenses associated with the divestiture of the Company's GlobalCenter subsidiary in that year. Research and development expenses as a percentage of net revenue were 16%, 13% and 11% in fiscal 1998, 1997, and 1996, respectively. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed." Historically, software development has been substantially completed concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized to date.

MARKETING AND SALES

         On June 18, 1998, the Company sold its Modem Business to Boca Research. The Modem Business accounted for a significant portion of the Company's expense structure during the last three fiscal years. Consequently, the comparisons below should not be relied upon as predictors of future performance. The Company's marketing and sales expenses decreased to $13.9 million in fiscal 1998 from $28.9 million in fiscal 1997 and increased from $23.0 million in fiscal 1996. Marketing and sales expenses were 23%, 32%, and 17% of net revenue in fiscal 1998, 1997, and 1996, respectively. Fiscal 1998 marketing and sales costs declined primarily as a result of reduced advertising and promotion expense and a reduction in personnel costs. Fiscal 1997 expenses increased, as compared to fiscal 1996, due to advertising and promotion costs associated with new products introduced in that year.

GENERAL AND ADMINISTRATIVE

         On June 18, 1998, the Company sold its Modem Business to Boca Research. The Modem Business accounted for a significant portion of the Company's expense structure during the last three fiscal years. Consequently, the comparisons below should not be relied upon as predictors of future performance. General and administrative expenses decreased to $4.4 million in fiscal 1998 from $7.4 million in fiscal 1997, and increased in fiscal 1997 from $5.7 million in fiscal 1996. The decrease in fiscal 1998 expenditures is primarily due to a reduction in legal, bad debt reserve, telecommunications and certain discretionary expenditures. The increase in general and administrative expense in fiscal 1997 was primarily due to legal expenses associated with the settlement of two lawsuits, additional bad debt reserves and other general operating expenses. General and administrative expenses as a percentage of net revenue were 7%, 8%, and 4% in fiscal 1998, 1997, and 1996, respectively.


RESTRUCTURING COSTS

         On March 31, 1998 the Company announced an agreement to sell its Modem Business to Boca Research and its intent to refocus the Company around a new family of server products. The Company recorded a net restructuring charge of $240,000 to provide for severance costs associated with a reduction in force of approximately 25 employees. In December 1996, the Company announced a restructuring plan to streamline its operations, reduce its workforce and enable the Company to improve its operating results. The Company recorded a restructuring charge of $1.3 million related primarily to severance costs, write-offs of fixed assets and lease abandonments.


INVESTMENTS - RELATED GAINS AND LOSSES

         AIRMEDIA LIVE, INC. In the second quarter of fiscal 1997, the Company completed an equity investment in AirMedia, Inc. ("AirMedia") of $4.1 million The Company accounted for its investment in AirMedia using the cost method of accounting. In July 1997, the Company sold substantially all its investment in AirMedia to an existing AirMedia shareholder for approximately $2.0 million in cash. As a result, the Company recorded a loss of $2.1 million in the second quarter of fiscal 1998.

         GLOBALCENTER, INC. In April 1996, the Company announced that it had incorporated its Internet Services Division as a standalone business called GlobalCenter, Inc. At the same time, the Company announced that UUNET Technologies, Inc. had acquired a 19.9% equity interest in GlobalCenter. At that time, the Company no longer had the ability to exercise significant control over GlobalCenter. Accordingly, the Company no longer consolidated the results of GlobalCenter and began to account for its investment using the equity method of accounting. As a result of the refinancing and operating performance of GlobalCenter during the first quarter of fiscal 1997, the Company recorded an investment loss of $2.2 million, and reduced the book value of its investment to zero. In December 1996, GlobalCenter entered into a definitive merger agreement whereby GlobalCenter and Phoenix-based Primenet Services for the Internet, Inc. merged, reducing the Company's percentage ownership below 10%. Accordingly, in the third quarter of fiscal 1997, the Company began accounting for its investment in GlobalCenter using the cost method of accounting. In September 1997, the Company agreed to sell its remaining equity stake in GlobalCenter to an existing shareholder of GlobalCenter for approximately $3.7 million in cash. As a result the Company recorded a gain of $3.7 million in the second quarter of fiscal 1998.

OTHER INCOME

         The Company's net other income increased to $2.6 million in fiscal 1998 from $800,000 in fiscal 1997. In fiscal 1997, other income decreased to $800,000 from $1.2 million in fiscal 1996. The increase in other income in fiscal 1998 is due to a gain of $2.6 million on repayment of a loan made by the Company which had previously been fully reserved.

The dollar decrease in fiscal 1997 is the result of a decrease in interest income associated with lower cash balances and an increase in interest expense related to line of credit borrowings at the time.


PROVISION FOR INCOME TAXES

         The combined federal, state and foreign effective income tax rates for continuing operations were 0% in fiscal 1998, 13% in fiscal 1997, and 30% in fiscal 1996. The fiscal 1998 and 1997 rates differ from the combined statutory rates primarily due to the establishment of a full valuation allowance against the deferred tax assets. The Company's increased foreign activities during fiscal 1996 was the primary cause of the favorable differential from the combined statutory rates for that period. In addition, the rates also differ from the combined statutory rates in effect during these periods as a result of tax exempt interest, available research credits, and in fiscal 1996, the utilization of foreign sales corporation tax benefits.


DISCONTINUED OPERATIONS

         In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation based in the United Kingdom (formerly, the Company's ISDN division). The disposition of the division has been accounted for as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30 and prior period consolidated financial statements have been restated to reflect the discontinuation of the enterprise network server operation. The loss from discontinued operations of $1.8 million and $3.3 million in fiscal years 1997 and 1996, respectively, represents the operation's operating losses, with no associated tax benefits. The gain from discontinued operations of $1.3 million in fiscal 1998 (no income tax effect) is the result of the release of a portion of a reserve established for contingent liabilities associated with the disposition of the operation, based on the Company's determination that those particular contingencies had been resolved. The loss on disposal of discontinued operations of $2.2 million in fiscal 1997 (no income tax benefit) represents the cost of disposal of the operation, net of $3.8 million of cash received from the sale of the operation's assets and a $2.1 million loss from operations from the measurement date to the disposal date.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments totaled $3.1 million at March 31, 1998, representing 17% of total assets. Working capital was $0.2 million at March 31, 1998, and a negative $3.8 million at March 31, 1997, an increase of $4.0 million. The increase in working capital was primarily due to the Company's sale of its investments in AirMedia, Inc. and Global Center, Inc. and the repayment of a loan.

         Since its prior fiscal year end, the Company has used approximately $10.7 million in cash to finance both its continuing and discontinued operations. At March 31, 1998, the Company's principal source of liquidity was $3.1 million in cash and an unused line of credit which allows the Company to borrow up to the lower of $5.0 million or 60% of eligible accounts receivable. At March 31, 1998, the Company had no borrowings against this bank line of credit. The Company does not expect fiscal 1999 capital expenditures to exceed historical levels.

         On March 31, 1998 the Company announced, and on June 18, 1998 closed, the sale of its Modem Business to Boca Research, Inc. At closing, the Company received $4.0 million in cash and a note receivable, bearing no interest, due in two installments of $3.0 million each on September 30, 1998 and December 31, 1998. In conjunction with the closing of the transaction, the Company's line of credit was suspended as the sale included most of the assets securing the line. The Company is currently negotiating a new line of credit.

         The transaction with Boca included the sale of Company products which accounted for substantially all of the Company's revenue in fiscal 1998. The Company's primary source of revenue in the future will be its recently introduced OneWorld 5000 communications server product family. During the past year, the Company has experienced significant negative cash flows. The Company does not expect to be profitable in the short-term and expects to continue to incur significant negative cash flows. However, the Company currently believes that its existing cash, proceeds from the sale of the Modem Business to Boca, including the payment of notes received, and revenue for the OneWorld 5000 products should enable the Company to meet its cash requirements for at least the next twelve months. The preceding sentence is a forward-looking statement, and actual results could differ materially from those indicated. A delay in payment or nonpayment of the notes received from Boca, failure to meet the Company's expectations for revenue and gross profit from its new products, operating expenses in excess of expectations, or other unforeseen expenditures would have a material adverse impact on the Company's financial condition. The Company may be required to issue additional debt or equity securities which could substantially dilute the ownership of existing stockholders. Any shortfall in funding could result in the Company having to curtail the introduction or development of new products and its entry into new markets, any of which could have a material adverse affect on the Company's business, financial condition and results of operations.

         See Note 11 to the Consolidated Financial Statements for an additional discussion of the impact of the sale of the Modem Business on the Company's financial position.

YEAR 2000 ISSUES

         The Company is aware of the potential issues facing the Company, its vendors and its customers with respect to the ability for computer software to function properly in the year 2000. The Company has assessed the impact on its corporate information system for Year 2000 issues and has a plan to adopt a new information system that will accommodate dates after 1999. The Company believes that after conversion to the new software system, the Year 2000 issue will not pose significant operational problems for its computer system. The financial impact of making the required systems changes is not expected to be material to the Company's financial position, results of operation or cash flows. The Company has been contemplating a decision to move to another information system for other business reasons and will resolve any Year 2000 issues by making the conversion.

         Additionally, the Company is in the process of reviewing Year 2000 issues with its customers, suppliers and other business partners. There can be no assurance made at this time, that all the systems of its customers, suppliers and other business partners will be Year 2000 compliant on a timely basis. If said systems are not compliant, it could have a material adverse impact on the Company.

         The Company has commenced efforts to ensure that all products that the Company produces will be fully Year 2000 compliant. While this evaluation is not yet complete, the Company believes that any costs incurred to bring its products into compliance will not have a material impact on its financial position, results of operation or cash flows. There can be no assurances, however, that non-year 2000 compliant products would not result in the loss of or delay in market acceptance of the Company's products.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These Statements establish standards for reporting and displaying comprehensive income and its components; and standards for reporting financial data of operating segments of enterprises in financial statements. The adoption of theses Statements is expected to have no impact on the Company's consolidated financial position, results of operations, or business practices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                        PAGE
                                                                                                                        ----
(1)  CONSOLIDATED FINANCIAL STATEMENTS

         Independent Auditors' Report....................................................................................20

         Consolidated Balance Sheets as of March 31, 1998 and 1997.......................................................21

         Consolidated Statements Of Operations for the three years ended March 31, 1998..................................22

         Consolidated Statements Of Stockholders' Equity for the three years ended March 31, 1998........................23

         Consolidated Statements Of Cash Flow for the three years ended March 31, 1998...................................24

         Notes To Consolidated Financial Statements......................................................................25

(2)  CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES FOR THE THREE YEARS ENDED MARCH 31, 1998

         Schedule II - Consolidated Valuation And Qualifying Accounts....................................................37


Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
OneWorld Systems, Inc.

We have audited the consolidated financial statements of OneWorld Systems, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OneWorld Systems, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG PEAT MARWICK LLP
Mountain View, California
May 18, 1998, except
as to Note 10 which is
as of June 18, 1998

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                              March 31,
                                                                        ----------------------
(In thousands, except share data)                                         1998          1997
                                                                        --------      --------
ASSETS

Current assets:
    Cash and cash equivalents                                           $  3,097      $  9,687
    Accounts receivable, net                                               8,160         4,324
    Inventories, net                                                       2,351         2,071
    Income tax receivable                                                     --         7,665
    Other current assets                                                     253           343
                                                                        --------      --------
    Total current assets                                                  13,861        24,090

Property and equipment, net                                                4,049         6,929
Investment in AirMedia, Inc.                                                  --         4,043
Other assets                                                                  63           138
                                                                        --------      --------
       Total assets                                                     $ 17,973      $ 35,200
                                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $  7,625      $ 15,971
    Line of credit borrowings                                                 --         4,241
    Accrued and other liabilities                                          6,003         7,638
                                                                        --------      --------
    Total current liabilities                                             13,628        27,850

Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized;
       none issued and outstanding                                            --            --
    Common stock, $0.001 par value; 30,000,000 shares authorized;
       17,162,771 and 16,929,690 shares issued and outstanding                17            17
    Additional paid-in capital                                            43,246        42,873

    Accumulated deficit                                                  (38,918)      (35,540)
                                                                        --------      --------
    Total stockholders' equity                                             4,345         7,350
                                                                        --------      --------
       Total liabilities and stockholders' equity                       $ 17,973      $ 35,200
                                                                        ========      ========


See accompanying Notes to Consolidated Financial Statements

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year ended March 31,
                                                                ---------------------------------------
(In thousands, except per share data)                              1998          1997           1996
                                                                ---------      ---------      ---------
Net revenue                                                     $  61,468      $  90,174      $ 136,941
Cost of revenue                                                    42,204         80,439         77,583
                                                                ---------      ---------      ---------
    Gross profit                                                   19,264          9,735         59,358
                                                                ---------      ---------      ---------

Operating expenses:
    Research and development                                        9,727         12,008         14,550
    Marketing and sales                                            13,900         28,900         22,976
    General and administrative                                      4,370          7,367          5,678
    Restructuring costs                                               240          1,298             --
    Loss from investment in GlobalCenter, Inc.                         --          2,191             --
                                                                ---------      ---------      ---------
       Total operating expenses                                    28,237         51,764         43,204
                                                                ---------      ---------      ---------
       Income (loss) from operations                               (8,973)       (42,029)        16,154
                                                                ---------      ---------      ---------

Other income (expense), net:
    Gain on sale of investment in GlobalCenter, Inc.                3,691             --             --
    Loss on sale of investment in AirMedia, Inc.                   (2,074)            --             --
    Interest income                                                    87            411          1,000
    Interest expense                                                 (154)          (248)            --
    Repayment of loan previously reserved                           2,600             --             --
    Other income                                                      114            613            154
                                                                ---------      ---------      ---------
       Total other income, net                                      4,264            776          1,154
                                                                ---------      ---------      ---------
    Income (loss) before income taxes                              (4,709)       (41,253)        17,308
    Provision for income taxes (benefit)                               --         (5,401)         5,160
                                                                ---------      ---------      ---------
       Income (loss) from continuing operations                    (4,709)       (35,852)        12,148
                                                                ---------      ---------      ---------

Discontinued operations:
    Loss from discontinued operations                                  --         (1,822)        (3,312)
    Gain (loss) on disposal of discontinued operations              1,331         (2,207)            --
                                                                ---------      ---------      ---------
       Income (loss) from discontinued operations                   1,331         (4,029)        (3,312)
                                                                ---------      ---------      ---------
       Net income (loss)                                        $  (3,378)     $ (39,881)     $   8,836
                                                                ---------      ---------      ---------


Basic per share data:
    Income (loss) per share from continuing operations          $   (0.28)     $   (2.13)     $    0.73
    Income (loss) per share from discontinued operations             0.08          (0.24)         (0.20)
                                                                ---------      ---------      ---------
       Net income (loss) per share                              $   (0.20)     $   (2.37)     $    0.53
                                                                ---------      ---------      ---------

Diluted per share data:
    Income (loss) per share from continuing operations          $   (0.28)     $   (2.13)     $    0.68
    Income (loss) per share from discontinued operations             0.08          (0.24)         (0.19)
                                                                ---------      ---------      ---------
       Net income (loss) per share                              $   (0.20)     $   (2.37)     $    0.49
                                                                ---------      ---------      ---------

Shares used in basic per share computations                        17,006         16,844         16,529
Dilutive effect of stock options                                       --             --          1,332
                                                                ---------      ---------      ---------
Shares used in diluted per share computations                      17,006         16,844         17,861
                                                                =========      =========      =========


See accompanying Notes to Consolidated Financial Statements

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                         Year ended March 31,
                                                                ------------------------------------
(In thousands)                                                    1998          1997          1996
                                                                --------      --------      --------
COMMON STOCK AND PAID-IN CAPITAL
     Balance, beginning of year                                 $ 42,890      $ 43,243      $ 40,508
     Exercise of stock options                                         2           575         1,548
     Shares issued under Employee Stock Purchase Plan                140           367           539
     Stock issuance to settle compensation liability                 231            --            --
     Treasury shares acquired                                         --        (1,295)         (984)
     Tax benefits related to stock plans                              --            --         1,632
                                                                --------      --------      --------
        Balance, end of year                                    $ 43,263      $ 42,890      $ 43,243
                                                                --------      --------      --------

CUMULATIVE TRANSLATION ADJUSTMENT
     Balance, beginning of year                                 $     --      $    247      $    122
     Foreign currency translation adjustment                          --          (247)          125
                                                                --------      --------      --------
        Balance, end of year                                    $     --      $     --      $    247
                                                                --------      --------      --------

RETAINED EARNINGS (ACCUMULATED DEFICIT)
     Balance, beginning of year                                 $(35,540)     $  4,341      $ (4,495)
     Net income (loss)                                            (3,378)      (39,881)        8,836
                                                                --------      --------      --------
        Balance, end of year                                    $(38,918)     $(35,540)     $  4,341
                                                                --------      --------      --------
TOTAL STOCKHOLDERS' EQUITY                                      $  4,345      $  7,350      $ 47,831
                                                                ========      ========      ========


See accompanying Notes to Consolidated Financial Statements

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                               Year ended March 31,
                                                                      ------------------------------------
(In thousands)                                                          1998          1997          1996
                                                                      --------      --------      --------
OPERATING ACTIVITIES:
     Net income (loss)                                                $ (3,378)     $(39,881)     $  8,836
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                    3,206         3,782         2,879
        Loss on disposal of property and equipment                          11           220            --
        Deferred income taxes                                               --         3,234            --
        (Gain) loss on investments                                      (4,217)        2,191            --
        Tax benefits related to stock plans                                 --            --         1,632
     Changes in operating assets and liabilities:
        Accounts receivable, net                                        (3,836)        7,913        (1,059)
        Inventories                                                       (280)        3,627        (1,881)
        Income taxes                                                     7,665        (7,665)           --
        Other current assets                                                90         1,474          (685)
        Accounts payable                                                (8,346)       (1,462)        5,968
        Accrued and other liabilities                                   (1,578)         (174)          742
        Income taxes payable                                                --          (335)       (1,505)
                                                                      --------      --------      --------
     Net cash provided by (used in) operating activities of:
        Continuing operations                                          (10,663)      (27,076)       14,927
        Discontinued operations                                            (57)        2,977         1,228
                                                                      --------      --------      --------
            Net cash provided by (used in) operating activities        (10,720)      (24,099)       16,155
                                                                      --------      --------      --------

INVESTING ACTIVITIES:
     Proceeds from sale of (investment in) GlobalCenter, Inc.            3,691        (1,548)           --
     Repayment of loan from GlobalCenter, Inc.                           2,600            --            --
     Proceeds from sale of (investment in) AirMedia, Inc.                1,969        (4,043)           --
     Purchases of property and equipment                                  (450)       (1,802)       (6,514)
     Proceeds from sale of property and equipment                          113            71            --
     Other assets                                                           75          (386)           93
     Purchases of short-term investments                                    --       (23,217)      (78,747)
     Proceeds from sales and maturities of short-term investments           --        45,036        77,897
                                                                      --------      --------      --------
             Net cash provided by (used in) investing activities         7,998        14,111        (7,271)
                                                                      --------      --------      --------

FINANCING ACTIVITIES:
     Borrowings under line of credit                                     2,750         8,000            --
     Repayments under line of credit                                    (6,991)       (3,759)           --
     Proceeds from issuance of Common Stock, net                           373           942         2,086
     Repurchases of Common Stock                                            --        (1,161)         (984)
                                                                      --------      --------      --------
            Net cash provided by financing activities                   (3,868)        4,022         1,102
                                                                      --------      --------      --------

Effect of foreign currency exchange rate changes                            --          (247)          125
                                                                      --------      --------      --------
Net increase (decrease) in cash and cash equivalents                    (6,590)       (6,213)       10,111
                                                                      --------      --------      --------
Cash and cash equivalents at beginning of year                           9,687        15,900         5,789
                                                                      --------      --------      --------
Cash and cash equivalents at end of year                              $  3,097      $  9,687      $ 15,900
                                                                      --------      --------      --------

SUPPLEMENTAL DISCLOSURES:
     Cash paid during the year for:
        Interest                                                      $    198      $    211      $    100
        Income taxes                                                  $     --      $     --      $  5,033
     Non-cash investing and financing activities:
        Non-cash net assets contributed to GlobalCenter, Inc.         $     --      $    643      $     --
                                                                      ========      ========      ========

See accompanying Notes to Consolidated Financial Statements

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS. OneWorld Systems, Inc. ("OneWorld Systems" or the "Company") (founded in June 1989 as "Global Village Communication, Inc." and incorporated in Delaware), develops and manufactures products that enhance and simplify wide area data communications for the small and medium size office market. The Company's recently introduced OneWorld 5000 communications servers are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access on-line service access, and fax capabilities.

PRINCIPLES OF CONSOLIDATION. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. Cash and cash equivalents consist of cash and highly liquid investments such as money market funds, commercial paper, and U.S. Treasury Bills with maturities of three months or less at the time of purchase.

INVENTORIES. Inventories are stated at the lower of cost or market. Costs are calculated using standard cost, which approximates the lower of actual cost (first-in, first-out method) or market.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments. The carrying amounts of short-term debt approximates fair value due to the instrument's variable rate structure.

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

The Company's revenue recognition policies comply with the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SOFTWARE DEVELOPMENT COSTS. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Through March 31, 1998, software development has been substantially completed concurrent with the establishment of technological feasibility, and, accordingly, no costs have been capitalized to date.

INCOME TAXES. The Company accounts for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.

ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" effective for the fiscal year ended March 31, 1997. SFAS No. 123 establishes a fair market value method of accounting for stock-based employee compensation plans. As allowed under the provisions of SFAS No. 123, the Company chose to continue the intrinsic value based method for stock-based employee compensation plans and provide pro forma disclosures of results and results per share as if the accounting provisions of SFAS No. 123 has been adopted. As the Company has elected to adopted only disclosure requirements of SFAS No. 123.

NET INCOME (LOSS) PER SHARE. Net income (loss) per share data has been computed using net income (loss), the weighted average number of shares of Common Stock, and common equivalent shares from stock options outstanding (when dilutive using the treasury stock method). The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective December 28, 1997. SFAS requires presentation of basic per share and, for companies with complex capital structures, diluted per share data. Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the years ended March 31, 1998 and March 31, 1997, "in-the-money" dilutive options of approximately 820,000 and 2.3 million respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. The Company has restated income (loss) per share for all periods presented in the accompanying consolidated financial statements to reflect net income (loss) per share on both a basic and a diluted basis.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. Further, long-lived assets and certain identifiable intangibles that are to be disposed of, which are not covered by Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are required to be reported at the lower of the asset's carrying amount or its fair value less cost to sell. To date the Company has made no such adjustments.

RECLASSIFICATIONS. Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the fiscal 1998 consolidated financial statement presentation.

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  BALANCE SHEET COMPONENTS

                                                                March 31,
                                                          ----------------------
(In thousands)                                              1998          1997
                                                          --------      --------
Accounts receivable:
     Trade accounts receivable                            $  9,470      $ 10,712
     Less allowance for returns and doubtful accounts       (1,310)       (6,388)
                                                          --------      --------
        Net accounts receivable                           $  8,160      $  4,324
                                                          --------      --------

Inventories:
     Purchased parts                                      $     --      $    199
     Work in process                                            --           369
     Finished goods                                          2,351         1,503
                                                          --------      --------
        Total inventories                                 $  2,351      $  2,071
                                                          --------      --------

Property and equipment:
     Computer, test, and production equipment             $ 10,229      $  9,847
     Furniture and fixtures                                  2,726         3,193
     Leasehold improvements                                  2,428         2,428
                                                          --------      --------
                                                            15,383        15,468
     Less accumulated depreciation and amortization        (11,334)       (8,539)
                                                          --------      --------
        Total property and equipment, net                 $  4,049      $  6,929
                                                          --------      --------

Accrued and other liabilities:
     Warranty and other product related obligations       $  2,859      $  2,090
     Accrued compensation and benefits                         766           740
     Other                                                   2,378         4,808
                                                          --------      --------
        Total accrued and other liabilities               $  6,003      $  7,638
                                                          ========      ========



NOTE 3.     ACQUISITIONS AND DIVESTITURES

AIRMEDIA LIVE, INC. In the second quarter of fiscal 1997, the Company completed an equity investment in AirMedia, Inc. ("AirMedia") of $4.1 million The Company accounted for its investment in AirMedia using the cost method of accounting. In July 1997, the Company sold its investment in AirMedia to an existing AirMedia shareholder for approximately $2.0 million in cash. As a result, the Company recorded a loss of $2.1 million in the second quarter of fiscal 1998.

GLOBALCENTER, INC. In April 1996, the Company announced that it had incorporated its Internet Services Division as a standalone business called GlobalCenter, Inc. ("GlobalCenter"). At the same time, the Company announced that UUNET Technologies, Inc. had acquired a 19.9% equity interest in GlobalCenter. At that time, the Company no longer had the ability to exercise significant control over GlobalCenter. Accordingly, the Company no longer consolidated the results of GlobalCenter and began to account for its investment using the equity method of accounting. As a result of the refinancing and operating performance of GlobalCenter during the first quarter of fiscal 1997, the Company recorded an investment loss of $2.2 million, and reduced the book value of its investment to zero. In December 1996, GlobalCenter entered into a definitive merger agreement whereby GlobalCenter and Phoenix-based Primenet Services for the Internet, Inc. merged reducing the Company's percentage ownership below 10%. Accordingly, in the third quarter of fiscal 1997, the Company began accounting for its investment in GlobalCenter using the cost method of accounting. In September 1997, the Company agreed to sell its remaining equity stake in GlobalCenter to an existing shareholder of GlobalCenter for approximately $3.7 million in cash. As a result the Company recorded a gain of $3.7 million in the second quarter of fiscal 1998. In addition, during the course of the year the Company was repaid a loan (plus interest due) of $2.6 million from GlobalCenter which had been previously reserved against.

KNX LIMITED. In January 1996, the Company acquired KNX Limited, a leading UK-based provider of ISDN remote access products. The transaction was effected through the exchange of shares of Common Stock of the Company for all outstanding shares of KNX Limited. In total, the Company issued, or reserved for issuance on exercise of options, 1,365,951 shares of the Company's Common Stock. The acquisition of KNX was accounted for using the pooling-of-interests method of accounting.

In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation based in the United Kingdom (formerly, the Company's ISDN division). The disposition of the division has been accounted for as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30 and prior period consolidated financial statements have been restated to reflect the discontinuation of the enterprise network server operation. The loss from discontinued operations of $1.8 million and $3.3 million in fiscal years 1997 and 1996, respectively, represents the operation's operating losses, with no associated tax benefits. The gain from discontinued operations of $1.3 million in fiscal 1998 (net income tax effect of zero) is the result of the release of a portion of a reserve established for contingent liabilities associated with the disposition of the operation based on the Company's determination that some of these contingencies had been resolved. The loss on disposal of discontinued operations of $2.2 million in fiscal 1997 (net income tax effect of zero) represents the estimated cost of disposal of the operation, net of $3.8 million of cash received from the sale of the operation's assets and a $2.1 million loss from operations from the measurement date to the disposal date.

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LINE OF CREDIT

As of March 31, 1998, the Company's borrowings under its line of credit were subject to the terms of a forbearance agreement it negotiated with its bank in April 1997 which expires in April 1999. Borrowings under the forbearance agreement bear interest at the bank's prime rate plus 2.5% (11.0% at March 31, 1998 and 13.5% at March 31, 1997.) Total borrowings are limited to the lesser of $5,000,000 or 60% of eligible accounts receivable, as defined, and are collateralized by all of the Company's assets. The agreement contains various covenants and restrictions, including restrictions on the Company's ability to pay dividends or effect mergers or acquisitions. As of March 31, 1998, there were no borrowings under this line of credit and the Company was in compliance with all covenants and restrictions (see Note 10).

NOTE 5. COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases facilities under noncancelable operating leases expiring in January 2000, April 2000, and December 2002. The lease expiring in April 2000 has a renewal option for an additional five-year term. Space associated with this lease has been subleased for various periods through April 2000.

FUTURE MINIMUM LEASE PAYMENTS AS OF MARCH 31, 1998 ARE:

                                                           Sublease         Sublease
(In Thousands)                           Lease Payments    Income           Payments
                                         --------------   ----------        --------
Fiscal year ending March 31,
                       1999                 $ 1,643        $ (1,316)           $ 327
                       2000                   1,644          (1,039)             605
                       2001                     176               -              176
                       Thereafter                90               -               90
                                            -------        --------          -------
Total future minimum lease commitments      $ 3,553        $ (2,355)         $ 1,198
                                            =======        ========          =======



Rent expense, net of sublease income, was approximately $0.5 million, $1.2 million, and $1.4 million for the fiscal years ended March 31, 1998, 1997, and 1996, respectively.

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


NOTE 6. STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK. As of March 31, 1998, the number of Common and Preferred Stock shares authorized was 30,000,000 and 5,000,000, respectively. The classes, series, rights, and preferences of the Preferred Stock may be established by the Company's Board of Directors.

On January 5, 1996, the Company issued approximately 1,400,000 shares of Common Stock as part of the consideration for the acquisition of KNX Limited (see Note
3).

On January 19, 1998, the Company issued approximately 142,000 shares of Common Stock as settlement of a compensation liability incurred upon the acquisition of KNX Limited (see Note 3).

COMMON STOCK ISSUED AND OUTSTANDING.

                                                                       March 31,
                                                      -----------------------------------------
                                                          1998           1997           1996
                                                      -----------     ----------     ----------
Shares issued and outstanding beginning of period      16,929,690     16,744,837     16,167,429
  Exercise of stock options                                15,702        288,967        583,711
  Shares issued under employee stock purchase plan         74,987         74,386         63,229
  Treasury shares acquired                                     --       (178,500)       (69,532)
  Shares issued to settle compensation liability          142,392             --             --
                                                       ----------     ----------     ----------
  Shares issued and outstanding end of period          17,162,771     16,929,690     16,744,837
                                                       ==========     ==========     ==========

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTION PLAN. The Company has adopted a stock option plan (the "Plan") under which incentive stock options may be granted to employees and officers, and non-qualified (supplemental) stock options may be granted to employees, officers, directors, and consultants to purchase an aggregate of 5,600,000 shares of Common Stock. Options may be granted at an exercise price of at least 100% of the fair market value of Common Stock at the date of grant, or for supplemental options, at an exercise price not less than 85% of the fair market value of such stock at the date of grant. All options expire no later than 10 years after the date of grant and generally vest over 4 or 5 years with 20% to 25% vesting after one year and the balance vesting monthly over the remaining 3 to 4 years. As of March 31, 1998, options to purchase 754,673 shares of Common Stock were exercisable under the Plan.

DIRECTOR'S PLAN. In January 1994, the Company adopted the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for automatic grants of options to purchase shares of Common Stock to non-employee directors of the Company at or above the fair market value of the Common Stock on the date of grant. The Company has reserved a total of 200,000 shares of the Company's Common Stock for issuance upon the exercise of options granted pursuant to the Directors' Plan. Options granted under the Directors' Plan expire 10 years following the grant and vest in five annual installments commencing on the date of grant and are contingent upon the continuous service of the director. As of March 31, 1998, options representing 45,831 shares were exercisable under the Directors' Plan.

A summary of the combined stock option activity under the Plan and Directors' Plan is as follows:

                                                                                YEAR ENDED MARCH 31,
                                                  ------------------------------------------------------------------------------
                                                          1998                          1997                     1996
                                                  -------------------------  -------------------------   -----------------------
                                                                   Weighted                   Weighted                   Weighted
                                                                   Average                    Average                    Average
                                                                   Exercise                   Exercise                   Exercise
                                                    Options         Price      Options         Price      Options          Price
                                                   ---------        ------    ---------       -------    ---------       -------
Outstanding - beginning of year                    2,485,435        $ 2.76    2,315,955        $ 9.25    2,350,444        $ 4.66
Granted                                              894,301          2.32    1,779,330          5.78    1,011,485         15.64
Exercised                                            (15,507)         0.11     (288,967)         1.99     (583,711)         2.70
Canceled                                          (1,073,133)         2.80   (1,320,883)        10.00     (462,263)         8.24
Repriced - granted                                         -             -    1,762,384          4.68            -             -
Repriced - canceled                                        -             -   (1,762,384)        10.96            -             -
                                                   ---------        ------    ---------        ------    ---------        ------
Outstanding - end of year                          2,291,096        $ 2.60    2,485,435        $ 2.76    2,315,955        $ 9.25
                                                   ---------        ------    ---------        ------    ---------        ------
Weighted average fair value of options,
   calculated under SFAS No. 123 (see below)                        $ 1.80                     $ 2.47                     $ 9.64
                                                                    ======                     ======                     ======




 The following table summarizes information as of March 31, 1998:

                                                  OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                   -----------------------------------------------------  ------------------------------------
                                                    Weighted Average
                                                        Remaining       Weighted Average                   Weighted Average
Range of Exercise Prices             Number         Contractual Life    Exercise Price     Number           Exercise Price
------------------------           ----------       ------------------  ----------------  --------       ---------------------
$ 0.0400  -  $ 3.0000                945,338                8.19          $ 1.5506        234,402             $ 0.5892
$ 3.0625                           1,186,925                8.31          $ 3.0625        526,015             $ 3.0625
$ 3.3750  -  $14.8800                158,833                8.45          $ 5.4419         40,087             $ 7.7579
--------     --------              ---------                ----          --------        -------             --------
$ 0.0400  -  $14.8800              2,291,096                8.27          $ 2.6036        800,504             $ 2.5734
========     ========              =========                ====          ========        =======             ========


EMPLOYEE STOCK PURCHASE PLAN. In December 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") reserving 400,000 shares of Common Stock for issuance under the Purchase Plan. The Purchase Plan provides a means by which employees may purchase the Company's Common Stock through payroll deductions, of up to 10% of their compensation, at a price per share equal to the lower of (i) 85% of the fair market value of a share of Common Stock on the first day of each annual offering; or (ii) 85% of the fair market value of a share of Common Stock on the date of purchase. As of March 31, 1998, 269,027 shares had been purchased under the Purchase Plan.

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK RESERVED FOR FUTURE ISSUANCE.


                                                            Shares
                                                         ---------
Exercise of stock options                                3,662,590
Employee stock purchase plan                               130,973
                                                         ---------
       Total reserved shares                             3,793,563
                                                         =========




ACCOUNTING FOR STOCK-BASED COMPENSATION UNDER SFAS NO. 123. At March 31, 1998, the Company had three stock-based compensation plans, which are described above. Since the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock plans, no compensation cost has been recognized for such plans because the exercise price of stock options is the fair value at the date of grant.

Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net results and per share results would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                    1998                          1997                         1996
                                           -----------------------      -------------------------      ------------------------
                                           As Reported   Pro Forma      As Reported    Pro Forma       As Reported    Pro Forma
                                           -----------  ----------      -----------   -----------      -----------   ----------
Net income (loss)                           $(3,378)     $(5,584)        $(39,881)     $ (42,976)         $ 8,836      $ 6,820
Basic net income (loss) per share           $ (0.20)     $ (0.33)        $  (2.37)     $   (2.55)         $  0.53      $  0.41
Diluted net income (loss) per share         $ (0.20)     $ (0.33)        $  (2.37)     $   (2.55)         $  0.49      $  0.38
                                            -------      -------         --------      ---------          -------      -------



The fair value of each option grant and Purchase Plan share issuable is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998 and 1997, respectively: no dividend yield is expected for all years; expected volatility of 106% and 96%; risk-free interest rates of 5.24% and 6.25%; and expected lives of 3 years and 4 years.

Pro forma net results reflect only options granted in 1996 through 1998. Therefore the full impact of calculating compensation cost for the Company's stock option plans under SFAS No. 123 is not reflected in the pro forma net results, amounts presented above as compensation cost is reflected over a stock options vesting period and compensation cost for options granted prior to April 1, 1995 is not considered.

NOTE 7. RESTRUCTURING COSTS

On March 31, 1998, the Company announced its agreement to sell the assets of its Modem Business to Boca Research ("The Agreement") and refocus the Company for product offerings in the small to medium sized office networking market. As a result the Company recorded a net restructuring charge of $240,000 related primarily to severance costs of 25 employees. The Company estimated that the majority of the termination benefits would be paid during the first fiscal quarter of 1999.

In December 1996, the Company announced a restructuring plan to streamline its operations, reduce its workforce and enable the Company to improve its operating results. The Company recorded a restructuring charge of $1.3 million related primarily to severance costs ($270,000), write-offs of fixed assets and purchased software ($490,000), a lease abandonment ($340,000) and other one-time charges associated with the plan ($200,000). At March 31, 1998 the restructuring accrual balance associated with the December 1996 decision was approximately $40,000 and related primarily to remaining lease payments and miscellaneous costs associated with the Company's Atlanta facility.

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. INCOME TAXES

The components of income tax expense (benefit) from continuing operations are displayed in the following table. No income tax expense or benefit has been recorded in any of the results of discontinued operations.

                                                                                Year ended March 31,
                                                                          --------------------------------
(In thousands)                                                               1998        1997         1996
                                                                          -------     -------      -------
Current:
           Federal                                                        $    --     $(8,637)     $ 2,749
           State                                                               --           2          677
                                                                          -------     -------      -------
           Total Current                                                       --      (8,635)       3,426
                                                                          -------     -------      -------
Deferred:
           Federal                                                             --       2,845           46
           State                                                               --         389           56
                                                                          -------     -------      -------
           Total Current                                                       --       3,234          102
                                                                          -------     -------      -------
Charge in lieu of income tax associated with exercise of stock options         --          --        1,632
                                                                          -------     -------      -------
                                                                          $    --     $(5,401)     $ 5,160
                                                                          -------     -------      -------



The Company has gross deferred tax assets of approximately $26.9 million as of March 31, 1998 and $25.6 million as of March 31, 1997. The deferred tax assets are primarily comprised of net operating loss carryovers, tax credits, and reserves and accruals recorded for financial reporting purposes which are not allowed as tax deductions in the current periods in which they were recorded. As of March 31, 1998 and 1997, the Company had established a full valuation allowance against its deferred tax assets based on the belief that there was sufficient uncertainty regarding the realizability of the deferred tax assets.

The difference between the effective income tax rate and the U.S. federal statutory income tax rate for continuing operations is as follows:


                                                  Year ended March 31,
                                              ------------------------
(In thousands)                                1998      1997      1996
                                              ----      ----      ----
Statutory federal income tax rate              (34)%     (34)%      35 %
State tax, net of federal benefit               --        --         5 %
Loss without tax benefit                        38 %      25 %      -- %
Foreign sales corporation benefit               --        --        (2)%
Tax exempt interest                             --        --        (2)%
Research and experimental tax credit            (6)%      (2)%      (4)%
Other                                            2 %      (2)%      (2)%
                                              ----      ----      ----
                                                --       (13)%      30 %
                                              ----      ----      ----


The Company acquired SofNet, Inc., in August 1994. As of the acquisition date, SofNet had federal and Georgia net operating loss carryforwards of $9.3 million which expire through 2009. The federal net operating loss is subject to an annual limitation approximating $0.8 million as a result of an "ownership change" as defined in Section 382 of the Internal Revenue Code. Any unused annual limitation can be carried forward to subsequent years. In addition, the SofNet operating losses can only be used to offset future earnings of SofNet as a result of separate return limitation rules.

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Additionally, as of March 31, 1998, the Company had net operating loss carryforwards of approximately $48.4 million for federal income tax purposes, of which, $33.8 million expire in 2012 and $14.6 million expire in 2013. Net operating loss carryforwards for California income tax purposes total approximately $19.9 million, of which $13.9 will expire in 2002 and $6.0 million expire in 2003.

At March 31, 1998, the Company had unused research and development credits of approximately $1.0 million for federal income tax purposes, which expire through 2013, and $440,000 for California income tax purposes which will carryforward indefinitely. There are also alternative minimum tax credits of approximately $530,000 available to reduce future federal income taxes, which will carryforward indefinitely.


NOTE 9.     CUSTOMERS AND CREDIT CONCENTRATIONS

The Company sells primarily to distributors, dealers, and OEMs in North America, Europe, and the Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such actual losses have been within management's expectations.

The following table summarizes the annual percentage contribution to revenues by customers whose revenues exceed 10% of total revenues:

                             Percentage of Revenues           Percentage of Accounts Receivable
                              Year Ended March 31,                    as of March 31,
                        -------------------------------      ----------------------------------
                        1998          1997         1996            1998         1997
                        ----          ----         ----            ----         ----
Customer A               28%           21%          33%             37%          16%
Customer B               18%           11%           1%             19%          --
Customer C                7%           11%           4%              4%          13%


Customers A and C are distributors; Customer B is an OEM.

The Company's international sales for the fiscal years ended March 31, 1998, 1997, and 1996 represented approximately 15%, 15%, and 19% of net revenue, respectively.


NOTE 10. NET ASSETS HELD FOR SALE

On March 31, 1998, the Company signed an Asset Purchase Agreement ("the Agreement") with Boca Research, Inc., a Florida corporation, and its wholly owned subsidiary Boca Global, Inc., a Florida corporation (together "Buyer"). Pursuant to the terms of the Agreement, the Company will sell to Buyer substantially all of the Company's assets related to the Company's single user modem product offerings including accounts receivable, inventory, property and equipment, intellectual property, and other production and research and development assets (the "Modem Business"). Additionally, the Company issued to the Buyer a Warrant to purchase up to 425,000 shares of the Company's Common Stock at $1.0003 per share. In consideration for these assets, the Buyer will assume certain of the Company's liabilities related to the Modem Business, including all product warranty, upgrade and support liabilities, as well as related accounts payable obligations. The Buyer shall pay to the Company $10.0 million in cash, payable in installments. Upon the close of the transaction the Buyer will deliver an initial payment of $4.0 million and a non-interest bearing promissory note for $6.0 million payable in two equal installments on September 30, 1998 and December 31, 1998. Shareholder approval was required for the completion of the transaction. Such approval was obtained at a Special Meeting of Stockholders of the Company, and the transaction closed on June 18, 1998 (the "Closing Date"). The transaction will be accounted for as an asset sale in the first quarter of fiscal 1999.

In conjunction with the closing of the transaction, the Company's line of credit (see Note 4) was suspended as the sale included most of the assets securing the line. The Company is currently negotiating a new line of credit.

NOTE 11.     UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA --
             SALE OF MODEM BUSINESS

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA. The following unaudited pro forma condensed consolidated balance sheet at March 31, 1998, and the discussion of the unaudited pro forma condensed consolidated statements of operations data for the fiscal year ended March 31, 1998 give pro forma effect to the estimated financial impact of the sale of the Modem Business. The pro forma condensed consolidated balance sheet at March 31, 1998 gives pro forma effect to the sale of the Modem Business as if the transaction it contemplates was consummated on March 31, 1998. The discussion of the unaudited pro forma condensed consolidated statements of operations data for the fiscal year ended March 31, 1998 present the results of operations of the Company as if the transaction contemplated in the sale of the Modem Business occurred on April 1, 1997.

The pro forma information is based on the historical consolidated financial statements of the Company giving effect to the assumptions and adjustments set forth in the following notes and discussions. The overall assumption has been made that the effect of the sale of the Modem Business would have been to transfer the substantial majority of the Company's products and operating activities and associated revenues, assets (excluding cash and any tax related benefits) and liabilities, and a significant amount of related expenses to the Buyer. The Company would have retained primarily its OneWorld, FaxWorks Pro and Pro LAN, FocalPoint and NewsCatcher products, the development efforts associated with its new family of communications server products and corporate general and administrative activities, and associated revenues, expenses, assets and liabilities, henceforth referred to as the "Retained Business".

ONE WORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma condensed financial data and discussions have been prepared by Company management and are not necessarily indicative of how the Company's balance sheet and operating results would have been presented had the transaction contemplated in the Agreement been consummated on the assumed dates, nor are they necessarily indicative of the presentation of the Company's balance sheet and statements of operations for any future period.


UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET


                                                                            March 31, 1998
                                                           --------------------------------------------------
(in thousands)                                              Company            Pro Forma            Pro Forma
                                                           Historical         Adjustments            Results
                                                           ----------         -----------           ---------
ASSETS

Current assets:
     Cash and cash equivalents                              $  3,097           $  4,000 (A)          $  7,097
     Accounts receivable, net                                  8,160             (7,845)(B)               315
     Inventories, net                                          2,351             (2,351)(B)                --
     Notes receivable                                             --              5,860 (A)             5,860
     Other current assets                                        253                (83)(B)               170
                                                           ----------         -----------           ---------
     Total current assets                                     13,861               (419)               13,442

Property and equipment, net                                    4,049             (1,376)(C)             2,673
Other assets                                                      63                                       63
                                                           ----------         -----------           ---------
        Total assets                                        $ 17,973           $ (1,795)             $ 16,178
                                                           ==========         ===========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $  7,625           $ (6,666)(D)          $    959
     Accrued and other liabilities                             6,003             (1,888)(E)             4,115
                                                           ----------         -----------           ---------
     Total current liabilities                                13,628             (8,554)                5,074

Stockholders' equity:
     Common stock                                                 17                                       17
     Additional paid-in capital                               43,246                234 (F)            43,480
     Retained earnings (accumulated deficit)                 (38,918)             6,525 (F)           (32,393)
                                                           ----------         -----------           ---------
     Total stockholders' equity                                4,345              6,759                11,104
                                                           ----------         -----------           ---------
        Total liabilities and stockholders' equity          $ 17,973           $ (1,795)             $ 16,178
                                                           ==========         ===========           =========

ONE WORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet

(A) The Company will receive consideration of $10.0 million on the Closing Date. The consideration will be in the form of $4.0 million in cash on the Closing Date, and a Promissory Note for $6.0, of which $3.0 million is payable on September 30, 1998 and $3.0 million on December 31, 1998. As the note is non-interested bearing, its value has been discounted assuming a rate of 6% per annum

        These pro forma calculations assume that had the transaction been consummated on March 31, 1998 the purchase price would not have been reduced based upon the net current asset position at that time.

(B) As stipulated in the Agreement, the Buyer will purchase all of the Company's current assets related to its Modem Business with the exception of cash, tax assets, assets related to the Retained Business and certain corporate assets. This adjustment represents the net value of those assets which would have been transferred to the Buyer as well as the elimination of certain reserves associated with those assets as they would no longer be required by the Company.

(C) The Agreement stipulates that the Buyer will purchase Property and Equipment associated with the Company's Modem Business as well as that associated with the Company's facility in Sunnyvale, California if Buyer elects to assume the lease (the Buyer has elected not to assume the lease). This adjustment represents an estimate of the net book value of the Property and Equipment that is to be transferred to the Buyer.

(D) As stipulated in the Agreement, the Buyer will assume all of the Company's liabilities related to its Modem Business with the exception of employee related liabilities, tax liabilities, liabilities related to the Retained Business and certain corporate liabilities. This adjustment represents the net value of the Accounts Payable portion of those liabilities which would have been assumed by the Buyer as well as certain other liabilities which would not have been assumed by the Buyer that would have been eliminated by the consummation of the transaction.

(E) As stipulated in the Agreement, the Buyer will assume all of the Company's liabilities related to its Modem Business with the exception of employee related liabilities, tax liabilities, liabilities related to the Retained Business and certain corporate liabilities. This adjustment represents the net value of the Accrued and other portions of those liabilities which would have been assumed by the Buyer as well as certain other liabilities which would not have been assumed by the Buyer that would have been eliminated by the consummation of the transaction. In addition, this adjustment includes an accrual of $1.4 million for estimated expenses related to the transaction.

(F) This adjustment represents the amount of the gain that would have been realized had the transaction been consummated on March 31, 1998, including assumed valuation of the warrant issued to the Buyer. No income tax expense associated with the gain has been assumed, given the Company's available tax benefits. The actual amount of the gain will not be determined until after the actual Closing Date and will be accounted for in the first quarter of fiscal 1999. While the Company expects to realize a substantial gain upon closing the transaction, that gain may be materially different than the amount of this pro forma adjustment.

DISCUSSION OF THE UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS DATA. The assets being purchased by the Buyer include products which represent the overwhelming majority of the Company's consolidated revenues. For the year ended March 31, 1998 these products accounted for approximately 95% of the Company's reported net revenues. Had the transactions contemplated in the Agreement been consummated on April 1, 1997, the Company's net revenues would have been reduced by approximately these amounts.

Similarly, these products represent the overwhelming majority of the Company's gross profit. For the year ended March 31, 1998 these products accounted for approximately 88% of the Company's reported gross profit. Had the transactions contemplated in the Agreement been consummated on April 1, 1997, the Company's gross profits would have been reduced by these amounts.

ONE WORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operations of the Modem Business being sold to the Buyer are not separate from, nor are they accounted for separately from, the other activities of the Company. There are numerous instances of shared resources including facilities, management, systems, development, marketing and sales personnel and corporate general and administrative functions. Therefore, the Company is unable to accurately estimate the operating expenses associated with the assets being purchased by the Buyer.

The aforementioned operating results also do not consider the amount of any gain or loss on the transaction itself that would have been realized had the transaction been consummated on April 1, 1997. The Company expects to realize a substantial gain upon closing, however that gain may be materially different than that estimated in these pro forma statements.

SCHEDULE II

                     ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                             Year end March 31,
                                                   ------------------------------------
(In thousands)                                       1998          1997          1996
                                                   --------      --------      --------
Allowance for returns and doubtful accounts
     Balance beginning of period                   $  6,388      $  1,854      $  1,807
     Additions charged to costs and expenses          1,387        20,090         8,268
     Deductions                                      (6,465)      (15,556)       (8,221)
                                                   --------      --------      --------
     Balance end of period                         $  1,310      $  6,388      $  1,854
                                                   --------      --------      --------

Warranty and other product-related obligations
     Balance beginning of period                   $  2,090      $  1,503      $  1,559
     Additions charged to costs and expenses          1,855         2,774         4,479
     Deductions                                      (1,086)       (2,187)       (4,535)
                                                   --------      --------      --------
     Balance end of period                         $  2,859      $  2,090      $  1,503
                                                   --------      --------      --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The Company's definitive Proxy Statement will be filed with the Securities and Exchange Commission in Connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on August 20, 1998 (the "Proxy Statement"). Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the caption "Election of Directors." For information regarding executive officers of the Company, see Part I of this Form 10-K under the caption "Executive Officers of the Company."


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



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

        (a)     Financial Statements and Schedule

                The Financial Statements and Schedule filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

        (c)     Exhibits

                                                                                               Sequentially
Exhibit                                                                                        Numbered
Number    Description of Document                                                              Page
------    -----------------------                                                              ----
  3.1     Form of Certificate of Incorporation of Global Village Communication Delaware            *

  3.2     Form of Bylaws of Global Village Communication Delaware                                  *

  4.1     Reference is made to Exhibits 3.1 through 3.2                                            *

  4.2     Amended and Restated Investor Rights Agreements among the Company and certain            *
          other person named therein, dated as of  May 26, 1992

  4.3     Employee Shareholder Agreement between the Company and certain                           *
          stockholders of the  Company, as amended, and related schedule

  4.4     Common Stock Purchase Agreement between the Company and other parties named              *
          therein, dated as of October 2, 1989

  4.5     Series A Junior Preferred Stock Exchange Agreement between the Company                   *
          and other  parties named therein, dated as of May 14, 1991

  4.6     Series B Preferred Stock Purchase Agreement between the Company and                      *
          other parties named therein, dated as of May 14, 1991

  4.7     Warrant to Purchase 31, 395 Shares of Series B Preferred granted by                      *
          the Company to Company to Dominion Ventures, dated as of November 27,
          1991

  4.8     Series C Preferred Stock Purchase Agreement between the Company and                      *
          other parties  named therein, dated as of May 26, 1992

 10.1     Form of  Indemnity Agreement entered into between the Company and its directors          *
          and officers, with related schedule

 10.2     1991 Stock Option Plan, as amended (the "Option Plan")                                   *

 10.3     Form of Incentive Stock Option under the Option Plan                                     *

 10.4     Form of Supplemental Stock Option under the Option Plan                                  *

 10.5     1993 Employee Stock Purchase Plan                                                        *

 10.6     Sublease Agreement between the Company and Northern Telecom Inc., dated as of May        *
          21, 1992

 10.7     Source Code License, Agreement between the Company and Apple Computer, Inc. dated        *
          August 31, 1992

 10.8     Software Development Agreement between the Company and Apple Computer, Inc. dated        *
          August 31, 1992

 10.9     Form of License and Distribution Agreement between the Company and Apple Computer,       *
          Inc. dated December 15, 1993

10.10     Distribution Agreement between the Company and Ingram Micro, dated as of February        *
          16, 1993

10.11     Distribution Agreement between the Company and Merisel, Inc. dated as of June 1,         *
          1993

10.12     1994 Non-Employee Directors' Stock Option Plan, including Form of Supplemental           *
          Stock Option

10.13+    Master OEM Purchase Agreement between Apple Computer, Inc. and the Company dated         *
          June 6, 1994

10.14+    License and Distribution Agreement between the Company and Apple Computer, Inc.          *
          dated June 6, 1994

10.15++   First Amendment to License Agreement between Apple Computer, Inc. and the Company,       *
          dated June 30, 1994

10.16++   Lease Agreement between Herman Christensen Jr. and Raymond P. Christensen and the        *
          Company dated July 14, 1994.

10.17++   Management Incentive Plan

13.0      Annual Report to Stockholders                                                            >

16.1      Letter regarding change in accountants.                                                  >

23.1      Consent of KPMG Peat Marwick LLP

25.1      Power of Attorney (see page 40 of Form 10-K)

27.1      Financial Data Schedule

*       Filed as a exhibit to the Registrant's Registration Statement of Form
        S-1 (Registration No 33-73878 as amended) and incorporate by reference hereby.

+ The Company has received confidential treatment with respect to portions of these Exhibits.

++ The Company has requested confidential treatment with respect to portions of this document.

> Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated by reference hereby.

V Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 and incorporated by reference hereby.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 1998.


                                 OneWorld Systems, Inc.

                                 By:  /s/ NEIL SELVIN
                                    -----------------------------------------
                                      Neil Selvin, President, Chief Executive
                                      Officer and Director


                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil Selvin and Marc E. Linden jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Form 10-K Annual Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




Signature                                      Title                                              Date
---------                                      -----                                              ----


/s/ LEONARD A. LEHMANN                 Chairman of the Board                            June 29, 1998
-------------------------------
Leonard A. Lehmann

/s/ NEIL SELVIN                        President, Chief Executive Officer and Director  June 29, 1998
-------------------------------        (Principle Executive Officer)
Neil Selvin


/s/ MARC E. LINDEN                     Senior Vice President and                        June 29, 1998
-------------------------------        Chief Financial Officer
Marc E. Linden                         (Principle Financial and Accounting Officer)

/s/ KEVIN R. COMPTON                   Director                                         June 29, 1998
-------------------------------
Kevin R. Compton

/s/ EUGENE EIDENBERG                   Director                                         June 29, 1998
-------------------------------
Eugene Eidenberg

/s/ KENNETH A. GOLDMAN                 Director                                         June 29, 1998
-------------------------------
Kenneth A. Goldman


                                 EXHIBIT INDEX


                                                                                               Sequentially
Exhibit                                                                                        Numbered
Number    Description of Document                                                              Page
------    -----------------------                                                              ----
  3.1     Form of Certificate of Incorporation of Global Village Communication Delaware            *

  3.2     Form of Bylaws of Global Village Communication Delaware                                  *

  4.1     Reference is made to Exhibits 3.1 through 3.2                                            *

  4.2     Amended and Restated Investor Rights Agreements among the Company and certain            *
          other person named therein, dated as of  May 26, 1992

  4.3     Employee Shareholder Agreement between the Company and certain                           *
          stockholders of the  Company, as amended, and related schedule

  4.4     Common Stock Purchase Agreement between the Company and other parties named              *
          therein, dated as of October 2, 1989

  4.5     Series A Junior Preferred Stock Exchange Agreement between the Company                   *
          and other  parties named therein, dated as of May 14, 1991

  4.6     Series B Preferred Stock Purchase Agreement between the Company and                      *
          other parties named therein, dated as of May 14, 1991

  4.7     Warrant to Purchase 31, 395 Shares of Series B Preferred granted by                      *
          the Company to Company to Dominion Ventures, dated as of November 27,
          1991

  4.8     Series C Preferred Stock Purchase Agreement between the Company and                      *
          other parties  named therein, dated as of May 26, 1992

 10.1     Form of  Indemnity Agreement entered into between the Company and its directors          *
          and officers, with related schedule

 10.2     1991 Stock Option Plan, as amended (the "Option Plan")                                   *

 10.3     Form of Incentive Stock Option under the Option Plan                                     *

 10.4     Form of Supplemental Stock Option under the Option Plan                                  *

 10.5     1993 Employee Stock Purchase Plan                                                        *

 10.6     Sublease Agreement between the Company and Northern Telecom Inc., dated as of May        *
          21, 1992

 10.7     Source Code License, Agreement between the Company and Apple Computer, Inc. dated        *
          August 31, 1992

 10.8     Software Development Agreement between the Company and Apple Computer, Inc. dated        *
          August 31, 1992

 10.9     Form of License and Distribution Agreement between the Company and Apple Computer,       *
          Inc. dated December 15, 1993

10.10     Distribution Agreement between the Company and Ingram Micro, dated as of February        *
          16, 1993

10.11     Distribution Agreement between the Company and Merisel, Inc. dated as of June 1,         *
          1993

10.12     1994 Non-Employee Directors' Stock Option Plan, including Form of Supplemental           *
          Stock Option

10.13+    Master OEM Purchase Agreement between Apple Computer, Inc. and the Company dated         *
          June 6, 1994

10.14+    License and Distribution Agreement between the Company and Apple Computer, Inc.          *
          dated June 6, 1994

10.15++   First Amendment to License Agreement between Apple Computer, Inc. and the Company,       *
          dated June 30, 1994

10.16++   Lease Agreement between Herman Christensen Jr. and Raymond P. Christensen and the        *
          Company dated July 14, 1994.

10.17++   Management Incentive Plan

13.0      Annual Report to Stockholders                                                            >

16.1      Letter regarding change in accountants.                                                  >

23.1      Consent of KPMG Peat Marwick LLP

25.1      Power of Attorney (see page 40 of Form 10-K)

27.1      Financial Data Schedule


* Filed as a exhibit to the Registrant's Registration Statement of Form S-1 (Registration No 33-73878 as amended) and incorporate by reference hereby.

+ The Company has received confidential treatment with respect to portions of these Exhibits.

++ The Company has requested confidential treatment with respect to portions of this document.

> Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated by reference hereby.

V Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 and incorporated by reference hereby.