Form 10-K/A
period 1998-03-31
ONEWORLD SYSTEMS INC
filed 1998-07-02
CIK 875983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A


                                AMENDMENT NO. 1
                                       TO

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the National Association of Securities Dealers, Inc. Automated Quotation (NASDAQ) National Market was $11,740,350 as of June 25, 1998. (1)

The number of shares of Common Stock outstanding as of June 25, 1998 was 17,162,912

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement dated on or about July 6, 1998 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held August 20, 1998 are incorporated by reference into Part
III. (1)Excludes 827,792 shares of Common Stock held by directors, officers and affiliates as of June 25, 1998.

                                EXPLANATORY NOTE


This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 1998 ("Form 10-K") for the purpose of amending Item 14 of Part IV of the Registrant's Form 10-K so as to add two exhibits and update the exhibit list.




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

        (c)     Exhibits

                                                                                               Sequentially
Exhibit                                                                                        Numbered
Number    Description of Document                                                              Page
------    -----------------------                                                              ----
  2.1     Asset Purchase Agreement by and among Boca Global, Inc., Boca Research, Inc.
          and the Company, dated as of March 31, 1998

  3.1     Amended and Restated Certificate of Incorporation of OneWorld Systems, Inc.

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

  4.3     Employee Shareholder Agreement between the Company and certain                           *
          stockholders of the  Company, as amended, and related schedule

  4.4     Common Stock Purchase Agreement between the Company and other parties named              *
          therein, dated as of October 2, 1989

  4.5     Series A Junior Preferred Stock Exchange Agreement between the Company                   *
          and other  parties named therein, dated as of May 14, 1991

  4.6     Series B Preferred Stock Purchase Agreement between the Company and                      *
          other parties named therein, dated as of May 14, 1991

  4.7     Warrant to Purchase 31,395 Shares of Series B Preferred granted by                       *
          the Company to Company to Dominion Ventures, dated as of November 27,
          1991

  4.8     Series C Preferred Stock Purchase Agreement between the Company and                      *
          other parties  named therein, dated as of May 26, 1992

 10.1     Form of  Indemnity Agreement entered into between the Company and its directors          *
          and officers, with related schedules

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

 10.5     1993 Employee Stock Purchase Plan                                                        *

10.10     Distribution Agreement between the Company and Ingram Micro, dated as of February        *
          16, 1993

10.12     1994 Non-Employee Directors' Stock Option Plan, including Form of Supplemental           *
          Stock Option

10.16++   Lease Agreement between Herman Christensen Jr. and Raymond P. Christensen and the        *
          Company dated July 14, 1994.

10.17++   Management Incentive Plan                                                               **

23.1      Consent of KPMG Peat Marwick LLP                                                         *

25.1      Power of Attorney (see page 40 of Form 10-K)                                             *

27.1      Financial Data Schedule                                                                  *

*       Filed as an exhibit to the Registrant's Registration Statement on Form
        S-1 (Registration No 33-73878 as amended) and incorporated by reference hereby.

+ The Company has received confidential treatment with respect to portions of these Exhibits.

++ The Company has requested confidential treatment with respect to portions of this document.

* Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 1998.

** Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 16, 1997.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K/A Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 2, 1998.


                                 OneWorld Systems, Inc.

                                 By:  /s/ NEIL SELVIN
                                    -----------------------------------------
                                      Neil Selvin, President, Chief Executive
                                      Officer and Director

                                 EXHIBIT INDEX


                                                                                               Sequentially
Exhibit                                                                                        Numbered
Number    Description of Document                                                              Page
------    -----------------------                                                              ----
  2.1     Asset Purchase Agreement by and among Boca Global, Inc., Boca Research, Inc.
          and the Company, dated as of March 31, 1998

  3.1     Amended and Restated Certificate of Incorporation of OneWorld Systems, Inc.

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

  4.3     Employee Shareholder Agreement between the Company and certain                           *
          stockholders of the  Company, as amended, and related schedule

  4.4     Common Stock Purchase Agreement between the Company and other parties named              *
          therein, dated as of October 2, 1989

  4.5     Series A Junior Preferred Stock Exchange Agreement between the Company                   *
          and other  parties named therein, dated as of May 14, 1991

  4.6     Series B Preferred Stock Purchase Agreement between the Company and                      *
          other parties named therein, dated as of May 14, 1991

  4.7     Warrant to Purchase 31,395 Shares of Series B Preferred granted by                       *
          the Company to Company to Dominion Ventures, dated as of November 27,
          1991

  4.8     Series C Preferred Stock Purchase Agreement between the Company and                      *
          other parties  named therein, dated as of May 26, 1992

 10.1     Form of  Indemnity Agreement entered into between the Company and its directors          *
          and officers, with related schedules

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

 10.5     1993 Employee Stock Purchase Plan                                                        *

10.10     Distribution Agreement between the Company and Ingram Micro, dated as of February        *
          16, 1993

10.12     1994 Non-Employee Directors' Stock Option Plan, including Form of Supplemental           *
          Stock Option

10.16++   Lease Agreement between Herman Christensen Jr. and Raymond P. Christensen and the        *
          Company dated July 14, 1994.

10.17++   Management Incentive Plan                                                               **

23.1      Consent of KPMG Peat Marwick LLP                                                         *

25.1      Power of Attorney (see page 40 of Form 10-K)                                             *

27.1      Financial Data Schedule                                                                  *

*       Filed as an exhibit to the Registrant's Registration Statement on Form
        S-1 (Registration No 33-73878 as amended) and incorporated by reference hereby.

+ The Company has received confidential treatment with respect to portions of these Exhibits.

++ The Company has requested confidential treatment with respect to portions of this document.


* Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 1998.

** Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 16, 1997.

