Form 10-Q
period 1998-06-30
ONEWORLD SYSTEMS INC
filed 1998-08-12
CIK 875983

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

                              1144 EAST ARQUES AVE.
                               SUNNYVALE, CA 94086
          (Address of principal executive offices, including zip code)

                                 (408) 523-1100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of July 31, 1998 was 17,426,859.
--------------------------------------------------------------------------------

                             ONEWORLD SYSTEMS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements.......................................................................3

                 Condensed Consolidated Balance Sheets
                     as of June 30, 1998 and March 31, 1998..............................................................3

                 Condensed Consolidated Statements of Operations
                     for the three months ended June 30, 1998 and 1997...................................................4

                 Condensed Consolidated Statements of Cash Flows
                     for the three months ended June 30, 1998 and 1997...................................................5

                 Notes to Condensed Consolidated Financial Statements....................................................6

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................................................8


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings......................................................................................15

         Item 2. Changes in Securities/Recent Sales of Unregistered Securities..........................................15

         Item 3. Defaults Upon Senior Securities........................................................................15

         Item 4. Submission of Matters to a Vote of Security Holders....................................................15

         Item 5. Other Information......................................................................................15

         Item 6. Exhibits and Reports on Form 8-K.......................................................................15


SIGNATURES..............................................................................................................16


                          PART I. FINANCIAL INFORMATION

                  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             ONEWORLD SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                       June 30, 1998     March 31, 1998
                                                           -------         -------
ASSETS
Current assets:
     Cash and cash equivalents                             $ 4,876         $ 3,097
     Note receivable from Boca Research, Inc.                5,855              --
     Accounts receivable, net                                   27           8,160
     Inventories, net                                           --           2,351
     Other current assets                                      313             253
                                                           -------         -------
        Total current assets                                11,071          13,861

Property and equipment, net                                    526           4,049
Other assets                                                    65              63
                                                           -------         -------
        Total assets                                       $11,662         $17,973
                                                           =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $   803         $ 7,625
     Accrued and other liabilities                           4,134           6,003
                                                           -------         -------
        Total current liabilities                            4,937          13,628

Stockholders' equity                                         6,725           4,345
                                                           =======         =======
        Total liabilities and stockholders' equity         $11,662         $17,973
                                                           =======         =======


          See accompanying Notes to Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                Three months ended June 30,
                                                                   1998               1997
                                                                --------          --------
Net revenue                                                     $ 12,365          $ 15,907
Cost of revenue                                                    9,549            10,316
                                                                --------          --------
     Gross profit                                                  2,816             5,591
                                                                --------          --------

Operating expenses:
     Research and development                                      2,537             2,422
     Marketing and sales                                           2,781             3,793
     General and administrative                                    1,111             1,408
     Restructuring costs                                             404                --
                                                                --------          --------
        Total operating expenses                                   6,833             7,623
                                                                --------          --------
        Loss from operations                                      (4,017)           (2,032)
                                                                --------          --------

Other income, net:
     Gain on sale of modem operations                              6,128                --
     Other income                                                     12                57
                                                                --------          --------
        Total other income, net                                    6,140                57
                                                                --------          --------
     Income (loss) before income taxes                             2,123            (1,975)
     Income tax benefit                                               22                --
                                                                --------          --------
        Income (loss) from continuing operations                   2,145            (1,975)
                                                                --------          --------

Discontinued operations:
     Income from discontinued operations                              90                --
                                                                --------          --------

        Net income (loss)                                       $  2,235          $ (1,975)
                                                                ========          ========


Basic per share data:
     Income (loss) per share from continuing operations         $   0.12          $  (0.12)
     Income per share from discontinued operations                  0.01                --
                                                                --------          --------
        Net income (loss) per share                             $   0.13          $  (0.12)
                                                                ========          ========

Diluted per share data:
     Income (loss) per share from continuing operations         $   0.12          $  (0.12)
     Income per share from discontinued operations                  0.01                --
                                                                --------          --------
        Net income (loss) per share                             $   0.13          $  (0.12)
                                                                ========          ========

Shares used in basic per share computations                       17,163            16,933
Dilutive effect of stock options                                     201                --
                                                                --------          --------
Shares used in diluted per share computations                     17,364            16,933
                                                                ========          ========

          See accompanying Notes to Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                        Three months ended June 30,
                                                                         1998                 1997
                                                                         -------          -------
OPERATING ACTIVITIES:
     Net income (loss)                                                   $ 2,235          $(1,975)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                        570              938
        Gain on sale of modem operations                                  (6,128)              --
        Changes in operating assets and liabilities:
            Accounts receivable, net                                      (1,145)          (4,440)
            Inventories                                                      218             (457)
            Income taxes                                                      --            7,665
            Other current assets                                             105             (216)
            Accounts payable                                               2,816           (3,364)
            Accrued and other liabilities                                   (693)            (545)
                                                                         -------          -------
     Net cash used in operating activities of:
        Continuing operations                                             (2,022)          (2,394)
        Discontinued operations                                             (184)              --
                                                                         -------          -------
            Net cash used in operating activities                         (2,206)          (2,394)
                                                                         -------          -------

INVESTING ACTIVITIES:
     Proceeds from sale of modem operations                                4,000             (115)
     Purchases of property and equipment                                     (22)              --
     Other assets                                                             (2)              54
                                                                         -------          -------
             Net cash provided by (used in) investing activities           3,976              (61)
                                                                         -------          -------

FINANCING ACTIVITIES:
     Repayments under line of credit                                          --           (4,241)
     Proceeds from issuance of Common Stock, net                               8              107
                                                                         -------          -------
            Net cash provided by (used in) financing activities                8           (4,134)
                                                                         -------          -------

Net increase (decrease) in cash and cash equivalents                       1,778           (6,589)
Cash and cash equivalents at beginning of period                           3,098            9,687
                                                                         -------          -------
Cash and cash equivalents at end of period                               $ 4,876          $ 3,098
                                                                         =======          =======

SUPPLEMENTAL DISCLOSURES:
     Cash paid:
        Interest                                                         $   198          $   104
        Income taxes                                                     $    19          $    --
     Non-cash investing and financing activities:
        Sale of modem operations in exchange for note receivable
        from Boca Research, Inc.                                         $ 5,855          $    --
        Warrants issued to Boca Research, Inc.                           $   140          $    --

          See accompanying Notes to Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    DESCRIPTION OF BUSINESS

      OneWorld Systems, Inc. ("OneWorld Systems" or the "Company") (founded in 1989 as "Global Village Communication, Inc." and incorporated in Delaware), designs, develops, manufactures and sells products that enhance and simplify wide area data communications for the small and medium size office market. The Company's recently introduced OneWorld 5000 communications servers are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, on-line service access, and fax capabilities.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION. The interim condensed consolidated financial statements as of June 30, 1998 and for the three months ended June 30, 1998 and 1997, include all adjustments (consisting of only normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. Certain reclassifications have been made for consistent presentation. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended March 31, 1998.

      The Company's interim results are subject to fluctuation and largely based on sales from the Company's modem operations, which were sold in June 1998 (see note 5 of the Notes to Condensed Consolidated Financial Statements). As a result, the Company believes the results of operations for the interim periods are not indicative of the results to be expected for any future period.

      NET INCOME (LOSS) PER SHARE. Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three months ended June 30, 1998 "in-the-money" dilutive options of approximately 201,000 were included in the calculation of diluted EPS. For the three months ended June 30, 1997 "in-the-money" dilutive options of approximately 427,000 were not included in the calculation of diluted EPS as they were considered antidilutive. The Company has restated net income
      (loss) per share for the three months ended June 30, 1997 presented in the accompanying condensed consolidated financial statements to reflect net income (loss) per share on both a basic and a diluted basis.

      INVENTORIES. Inventories are stated at the lower of cost or market. Costs are calculated using standard cost, which approximates the lower of actual cost (first-in, first-out method) or market. Currently, the Company has no unreserved inventory. Inventories consisted of


      (in thousands)                                        March 31, 1998
                                                                ------
            Purchased parts                                     $   --
            Work in process                                         --
            Finished goods                                       2,351
                                                                ------
               Total inventories                                $2,351
                                                                ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
----------------------------------------------------




3.    LINE OF CREDIT

      The Company has a line of credit agreement with a bank which expires in April 1999. As of June 30, 1998 there were no borrowings under this line of credit. As a result of the Company's sale of its modem operations, the line of credit has been suspended because the sale included most of the assets that would have secured borrowings under the line of credit. The Company is currently negotiating a new line of credit.

4.    DISCONTINUED OPERATIONS

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

5.    SALE OF MODEM OPERATIONS

      On June 18, 1998 the Company completed the sale of its modem operations to Boca Research, Inc. ("Boca"). Included in the sale were substantially all of the Company's assets related to the Company's single user modem and software product offerings. Additionally, the Company issued to Boca a five year Warrant to purchase up to 425,000 shares of the Company's Common Stock at approximately $1.00 per share. In consideration for these assets, Boca assumed certain of the Company's liabilities related to the modem operations, paid the Company $4.0 million in cash, and delivered a non-interest bearing promissory note for $6.0 million payable in two equal installments on September 30 and December 31, 1998, which has been recorded at $5.855 million. The difference between the booked value and the face value of the note will be recognized as interest income over the life of the note. During the quarter, the Company recorded a net gain of $6.1 million on the sale of its modem operations.

      The Condensed Consolidated Balance Sheet as of June 30, 1998, contained herein, gives full effect to the sale of the modem operations to Boca. The assets purchased by Boca included products which represented the overwhelming majority of the Company's revenues and gross profit. For the quarter ended June 30, 1998, these products accounted for approximately 99% of the Company's reported net revenue and gross profit, and for the year ended March 31, 1998, these products accounted for approximately 95% of the Company's reported net revenue and approximately 88% of reported gross profit. The Company's modem operations sold to Boca were not separate from, nor accounted separately from, the other activities of the Company. Therefore, the Company is unable to accurately estimate the operating expenses associated with the assets sold to Boca.

6.    RESTRUCTURE COSTS

      On March 31, 1998 the Company announced a fundamental shift in business strategy to refocus its efforts on its new line of communication servers for small and medium size offices and a change of its name to OneWorld Systems, Inc. During the first fiscal quarter of 1999, the Company recorded a restructuring charge of approximately $404,000 comprised of additional one-time costs for severance and employee related costs (approximately $247,000), lease abandonment (approximately $88,000), and fixed asset write-offs (approximately $69,000) associated with the transition to OneWorld Systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1998. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements as a result of the risk factors and other cautionary disclosures set forth below and elsewhere in this report.

OVERVIEW

OneWorld Systems, Inc. ("OneWorld Systems" or the "Company") (founded in June 1989 as "Global Village Communication, Inc." and incorporated in Delaware), designs, develops, manufactures and sells products that enhance and simplify wide area data communications for the small and medium size office market. The Company's recently introduced OneWorld 5000 communications servers are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, on-line service access, and fax capabilities.

On March 31, 1998 the Company announced an agreement to sell its modem operations to Boca Research, Inc. ("Boca") and unveiled a new corporate strategy focusing on wide-area data communications for the small and medium size office. The transaction closed June 18, 1998, and the Company changed its name to OneWorld Systems, Inc. at that time.

Upon the close of the transaction, the Company ceased selling individual use modems or other individual use communications systems. These products represented substantially all of the Company's revenue during the first quarter of fiscal 1999.

The Company's primary source of revenue in the future will be from its recently introduced OneWorld 5000 communications server product line. The Company does not expect to be profitable in the short-term, nor can there be any assurance that the Company will ever achieve profitability.

The OneWorld 5000 family of communications servers will provide the major data communications functions required by small businesses, including sending and receiving faxes; Internet access and routing so that the entire office has access to the Internet (not just one PC in the office); modem pooling so that the entire office can share modems and access on-line services from any desk at anytime; and remote access so that employees can dial into the office network from home or on the road. In addition, the OneWorld 5000 family of communications servers will be among the first to offer all these capabilities simultaneously to both Windows and Macintosh users.

The Company's planned shipment of its server products is dependent upon the completion of the development of the product. The Company may have difficulty resolving these product development issues, or any other issues that may arise, in a timely manner, which could delay the planned shipment of the new OneWorld Systems communications server product line. Commercial acceptance of these products is dependent on certain factors including the Company's sales and marketing efforts, technical reviews by third parties, introductions of new technologies or standards, performance of the Company's distributors and suppliers, and announcements by the Company's competitors. Many of the Company's future competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. OneWorld products will not be sold through the same channels as the Company's modem products were sold. Consequently, the Company will be required to establish new distribution channels, including expanding the Company's VAR channel. There can be no assurance that the Company will be successful in establishing an effective distribution channel for its new products. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the past, the industry in which the Company competed was subject to short product life cycles. As a result, the Company traditionally experienced a reduction in the average selling prices of its products as the time from product introduction elapses. There can be no assurances that similar pricing pressures will not lead to reductions in average selling prices of the Company's new servers.

The Company intends to ship products within a short period after receipt of an order, consequently, the Company does not expect to have a material backlog of unfilled orders, and shipments in any quarter will be substantially dependent on orders booked in that quarter. The Company's expense levels are based in part on its expectations as to future revenues. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's results of operations and liquidity. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

In addition, announcements by the Company's competitors of new products with the potential to replace products developed by the Company may cause customers to defer purchasing the Company's products, which could have a material adverse effect on the Company's results of operations. As a result of changing technology and market factors, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. While the Company has written down inventory that it considers to be excess or obsolete, there can be no assurance that the Company's write downs will be adequate, and a material increase in such write-downs and returns over historical rates would have a material adverse effect on the Company's results of operations and working capital. There can be no assurance that the Company will be successful in developing new products or enhancing its current products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

NET REVENUE

On June 18, 1998, the Company sold its modem operations to Boca Research. The modem operations accounted for substantially all of the Company's revenue during the quarter and in the previous fiscal year. Consequently, the comparisons below should not be relied upon as predictors of future performance.

Net revenue includes revenue from gross shipments, licenses and royalties, less reserves for returns and allowances. Net revenue decreased 22.3% to $12.4 million for the first quarter of fiscal 1999 as compared to $15.9 million for the first quarter of fiscal 1998. The decrease in net revenue for the first quarter of fiscal 1999 as compared to the same period in fiscal 1998 was primarily attributable to decreased shipments of the Company's Teleport and PC Card modem products and the Company's sale of its modem operations. The decline in revenue was partially offset by an increase in OEM modem revenues. During the quarter ended June 30, 1998, the Company's two largest customers accounted for approximately 50% and 18%, respectively, of the Company's net revenue. Substantially all revenues to these customers were from modem operations products. The Company sold no modem operations products after the close of the transaction with Boca Research on June 18, 1998.

International net revenue increased to $6.1 million or 49% of net revenues for the first quarter of fiscal 1999 from $2.5 million or 16% of net revenue for the first quarter of fiscal 1998. The increase in international revenue was primarily due to an increase in international OEM modem product shipments.

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

COST AND EXPENSES

On June 18, 1998, the Company sold its modem operations to Boca Research. The modem operations accounted for substantially all of the Company's gross profit and a significant portion of its research and development, marketing and sales, and general and administrative expenses during the quarter and in the prior fiscal year. Consequently, the comparisons below should not be relied upon as predictors of future performance.

GROSS PROFIT

Cost of revenue primarily consisted of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments and warranty expenses. The Company's gross profit as a percentage of net revenue decreased to 22% in the first quarter of fiscal 1999 from 35% in the first quarter of fiscal 1998. The gross profit margin decrease was primarily attributable to price reductions on certain of the Company's modem products, a product mix change to lower margin OEM business, and one-time costs associated with the transition to OneWorld Systems. Gross profit margins are likely to fluctuate as a result of the sales mix between lower and higher margin products, the nature and amount of licensing and royalty income, and changes in distribution channels, as well as changes in component and production costs, price reductions and reserve requirements.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 5% to $2.5 million or 21% of net revenues for the first quarter of fiscal 1999 from $2.4 million or 15% of net revenues in the comparable quarter of fiscal 1998. The increase in research and development expenses is primarily related to development, testing and pre-production costs of the OneWorld 5000 communication server products. The increase was partially offset by reductions in headcount and manufacturing support costs resulting from the sale of the modem operations to Boca Research.

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

MARKETING AND SALES

Marketing and sales expenses decreased 27% to $2.8 million or 23% of net revenues in the first quarter of fiscal 1999 compared to $3.8 million or 24% of net revenues during the same period of fiscal 1998. The decline in fiscal 1999 expenses was primarily attributable a reduction in advertising and promotion expenses, as well as, a reduction in personnel costs associated with the sale of the modem operations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 21% to $1.1 million from $1.4 million between the first quarter of fiscal 1999 and the first quarter of fiscal 1998. General and administrative expenses remained essentially flat as a percentage of net revenues at 9% of net revenues for first quarter of fiscal 1999 and for the same period of fiscal 1998. The decrease was primarily attributable to a reduction in personnel costs associated with the sale of the modem operations.

RESTRUCTURING COSTS

On March 31, 1998 the Company announced a fundamental shift in business strategy to refocus its efforts on its new line of communication servers for small and medium size offices and a change of its name to OneWorld Systems, Inc. During the first fiscal quarter of 1999, the Company recorded a restructuring charge of approximately $404,000 comprised of additional one-time costs for severance and employee related costs (approximately $247,000), lease abandonment (approximately $88,000), and fixed asset write-offs (approximately $69,000) associated with the transition to OneWorld Systems.

NET OTHER INCOME

Net other income increased to $6.1 million or 50% of net revenues for the first fiscal quarter of fiscal 1999 from $0.1 million or 1% of net revenues for the first fiscal quarter of 1998. Net other income in the first fiscal quarter of 1999 included a gain on sale of the Company's modem operations of $6.1 million.

On June 18, 1998 the Company completed the sale of its modem operations to Boca Research. Included in the sale were substantially all of the Company's assets related to the Company's single user modem and software product offerings. Additionally, the Company issued to Boca a Warrant to purchase up to 425,000 shares of the Company's Common Stock. In consideration for these assets, Boca assumed certain of the Company's liabilities related to the modem operations, paid to the Company $4.0 million in cash, and delivered a non-interest bearing promissory note for $6.0 million payable in two equal installments on September 30, 1998 and December 31, 1998 (see note 5 of the Notes to Condensed Consolidated Financial Statements). During the quarter, the Company recorded a net gain of $6,1 million on the sale of its modem operations.

The effective tax rate for the first quarter of fiscal 1999 was 1% as compared to zero in the first quarter of fiscal 1998. The increase relates to refunds of prior periods state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $4.9 at June 30, 1998, representing 42% of total assets. The Company's working capital was $6.1 million at June 30, 1998 as compared to $0.2 million at March 31, 1998, an increase of $5.9 million. The increase in working capital was primarily attributable to the receipt of proceeds and elimination of certain liabilities associated with the sale of the modem operations to Boca Research.

At June 30, 1998, the Company's principal source of liquidity was $4.9 million in cash and future payments of notes receivable from Boca Research, Inc. (see note 5 of the Notes to Condensed Consolidated Financial Statements).

The Company does not expect fiscal 1999 capital expenditures to exceed historical levels and may possibly be reduced. During the past several quarters, the Company has experienced significant negative cash flows from operations. However, the Company currently believes that its existing cash and cash proceeds from the sale of its modem operations (see note 5 of the Notes to Condensed Consolidated Financial Statements), should enable the Company to meet its short term needs. The preceding sentence is a forward-looking statement. The Company's funding requirements may change at any time due to various factors, including the Company's operating results, the results and timing of the Company's launch of new products and services, the Company's ability to reduce or control various operating expenses through cost containment measures or operating reductions, the success of the Company's marketing efforts, technological advances and competition. The Company may be required to issue additional debt or equity securities which could substantially dilute the ownership of existing stockholders. Any shortfall in funding could result in the Company having to curtail the introduction or development of new products and its entry into new markets, any of which could have a material adverse affect on the Company's business, financial condition and results of operations.

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

Additionally, the Company is in the process of reviewing the year 2000 issues with its customers, suppliers and other business partners. There can be no assurance made at this time, that all the systems of its customers, suppliers and other business partners will be year 2000 compliant on a timely basis. If said systems are not compliant, it could have a material adverse impact on the Company.

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

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

The Company believes that its future success will depend on its ability to develop new products on a timely and cost-effective basis that meet changing customer needs and respond to emerging industry standards and other technological changes. In particular, the Company must adapt its products to the evolving technological standards of the various computer platforms and new technical standards resulting from increases in data transmission speed and wireless communication. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences or any significant delay in product development or introduction would have a material adverse effect on the Company's results of operations. Due in part to the factors described above, the Company is subject to the risk that its inventories may rapidly become obsolete or that the Company may carry quantities of certain products that exceed current or projected demand. In addition, products as complex as those offered by the Company may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments resulting in a delay in market acceptance or a recall of such products.

MARKET ANTICIPATION OF NEW PRODUCTS OR TECHNOLOGIES

Since the environment in which the Company will operate in the future is characterized by rapid new product and technology introductions and generally falling prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results.

COMPETITION

The market for the Company's products is intensely competitive and is characterized by rapidly changing technology, evolving industry communication standards and frequent new product introductions. The Company's OneWorld fax server products compete primarily with dedicated fax servers, stand-alone fax machines, electronic mail, centralized fax systems produced by independent manufacturers such as Castelle, 4Sight, Cypress, and STF, as well as printer vendors, including Apple and NEC, which offer fax capabilities with some of their products. The Company's OneWorld Remote Access, Suite, Network Modem and Combo servers compete with the same products in the fax server category, as well as with remote access server router and modem pool products produced by competitors such as Cisco Systems, Shiva, 3COM, and others. Other companies in the personal computer industry could seek to expand their product offerings by designing and selling products using competitive technology that could render obsolete or have a material adverse effect on sales of the Company's future products.

Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. In addition, the market for the Company's server products is characterized by significant price competition, and the Company expects that it will face increasing pricing pressures from its competitors. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. Any material reduction in the price of the Company's products could negatively affect gross profit as a percentage of net revenue and could require the Company to increase unit sales in order to maintain net revenue. There can be no assurance, however, that the Company would be able to increase its unit sales or make up for a short fall. Any failure to increase unit sales or make up for a short fall in net revenue would have a material adverse effect on the Company's financial condition and results of operations.

DEPENDENCE ON MANUFACTURERS

Historically, the Company purchased fully manufactured and tested units from a "turnkey" manufacturing subcontractor. The Company anticipated that it will continue to utilize this manufacturing strategy for its new family of OneWorld 5000 communications servers. The Company believes that there are a number of alternative contract manufacturers that could produce the Company's products. However, it could take a significant period of time and result in significant additional expense to qualify an alternative subcontractor and commence manufacturing in the event of a reduction or interruption of production. Therefore, the Company is highly dependent, on a short-term basis, on its continued relationship with its "turnkey" manufacturing subcontractor and any reduction, interruption, or termination of this relationship could have a material adverse effect on the operating results of the Company. Components and manufacturing services from the Company's suppliers are obtained on an as-needed basis.

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

RELIANCE ON VALUE ADDED RESELLERS

The Company will distribute its new OneWorld 5000 communications servers through national and regional value added resellers (VARs) and corporate resellers, particularly those with a focus on serving the small and medium size office market. The Company intends to increase the number of VARs by launching VAR recruiting, training and support programs. There can be no assurance that the Company will be successful in attracting existing or new VARs to distribute these products, or that the VAR channel will be a successful distribution channel for the OneWorld 5000 product family. Failure to attract these VARs or their inability to sell the products would cause sales of such products to be below Company expectations, and the Company's business, financial condition and results of operations would be materially adversely affected.

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

The Company is aware of products in addition to its own that are marketed under the trademark "OneWorld." There can be no assurance that litigation with respect to these trademarks will not be instituted by any third parties. If any such litigation were successful, the Company could be required to pay damages and cease all use of a particular trademark. There can be no assurance that any loss of the right to use a trademark would not reduce sales of the Company's products. In any event, even if the Company were successful in any such litigation, the legal and other costs associated with such litigation could be substantial. As is customary in the Company's industry, the Company from time to time receives communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that any such claims would not result in protracted and costly litigation. The Company anticipates that the duration of its trademarks will be perpetual.

VOLATILITY OF STOCK PRICE

The market price of the Company's Common Stock has been volatile and trading volumes have been relatively low. Factors such as variations in the Company's revenue, operating results and cash flow and announcements of technological innovations or price reductions by the Company, its competitors, or providers of alternative products could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock markets have experienced significant price and volume fluctuations that particularly have affected technology-based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company's Common Stock.

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

UNCERTAIN INTERNATIONAL DEMAND

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  -  Not applicable.

ITEM 2.  CHANGES IN SECURITIES/RECENT SALES OF UNREGISTERED SECURITIES

In connection with the sale of the modem operations, the Company issued to Boca Research a warrant to purchase up to 425,000 shares of the Company's Common Stock at approximately $1.00 per share. The warrant was sold in a private placement to Boca Research in reliance on Section 4(2) of the Securities Act of 1933, as amended. The warrant expires on June 18, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of Stockholders on June 8, 1998. The following matters were approved by the stockholders by the votes indicated:

                                                                                  Number of Shares
                                                       -----------------------------------------------------------------------
                                                                                                                   Broker
Matter:                                                     For             Against            Abstain            Non-Vote
---------------------------------------------------    --------------    ---------------    ---------------    ---------------
To approve and adopt that certain Asset Purchase           8,642,429            576,118            162,469          7,475,853
Agreement dated March 31, 1998, and the transactions
contemplated thereby, pursuant to which Boca Research,
Inc. a Florida Corporation, and Boca Global, Inc., a
Florida Corporation and a wholly owned subsidiary of
Boca Research, Inc., will purchase the Modem Business
from the Company.

To approve and adopt a proposal to amend the              16,179,465            557,638            119,766                 --
Company's Certificate of Incorporation, as
amended, to change the name of the Company to
"OneWorld Systems, Inc."

To transact other such business as may properly           15,158,613            967,356            730,891                 --
come before the meeting.

ITEM 5.  OTHER INFORMATION -  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

            4.9 Warrant to Purchase 425,000 Shares of Common Stock granted by the Company to Boca Research, Inc., dated as of June 18, 1998

            27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          On April 1, 1998 the Company filed a Form 8-K in which the Company presented two press releases, dated March 31, 1998, "Boca Research to Acquire Global Village Modem Business" and "Global Village Unveils New Corporate Strategy For Small and Medium Size Office Networking Market; Sells Modem Business to Boca Research."

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          OneWorld Systems, Inc.



Date:    August 12, 1998                  /S/Neil Selvin
                                          --------------------------------------
                                          President and Chief Executive Officer
                                          (Principle Executive Officer)


Date:    August 12, 1998                  /S/Marc E. Linden
                                          --------------------------------------
                                          Senior Vice President Finance and
                                          Chief Financial Officer
                                          (Principle Financial and Accounting
                                          Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                         Description
------                         -----------

4.9 Warrant to Purchase 425,000 Shares of Common Stock granted by the Company to Boca Research, Inc., dated as of June 18, 1998

27.1  Financial Data Schedule