Form 10-Q
period 1998-09-30
ONEWORLD SYSTEMS INC
filed 1998-11-13
CIK 875983

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of October 30, 1998 was 17,427,043


================================================================================

                             ONEWORLD SYSTEMS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements.........................................3

                Condensed Consolidated Balance Sheets
                  as of September 30, 1998 and March 31, 1998.......................................3

                Condensed Consolidated Statements of Operations
                  for the three and six months ended September 30, 1998 and 1997....................4

                Condensed Consolidated Statements of Cash Flows
                  for the six months ended September 30, 1998 and 1997..............................5

                Notes to Condensed Consolidated Financial Statements................................6

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................9


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings..................................................................17

        Item 2. Changes in Securities/Recent Sales of Unregistered Securities......................17

        Item 3. Defaults Upon Senior Securities....................................................17

        Item 4. Submission of Matters to a Vote of Security Holders................................17

        Item 5. Other Information..................................................................17

        Item 6. Exhibits and Reports on Form 8-K...................................................18


SIGNATURES.........................................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ONEWORLD SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                       September 30,   March 31,
                                                          1998           1998
                                                       -------------   ---------
ASSETS
Current assets:
    Cash and cash equivalents                            $ 1,526        $ 3,097
    Note receivable from Boca Research, Inc.               5,855             --
    Accounts receivable, net                                 182          8,160
    Inventories, net                                          18          2,351
    Other current assets                                     245            253
                                                         -------        -------
       Total current assets                                7,826         13,861

Property and equipment, net                                  431          4,049
Other assets                                                  64             63
                                                         -------        -------
       Total assets                                      $ 8,321        $17,973
                                                         =======        =======



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $   809        $ 7,625
    Accrued and other liabilities                          3,244          6,003
                                                         -------        -------
       Total current liabilities                           4,053         13,628

Stockholders' equity                                       4,268          4,345
                                                         -------        -------
       Total liabilities and stockholders' equity        $ 8,321        $17,973
                                                         =======        =======



      See accompanying Notes to Condensed Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                             Three months ended                Six months ended
                                                                September 30,                    September 30,
                                                         -------------------------         -------------------------
                                                           1998             1997             1998             1997
                                                         --------         --------         --------         --------
Net revenue                                              $    353         $ 17,100         $ 12,718         $ 33,007
Cost of revenue                                               129           12,038            9,678           22,354
                                                         --------         --------         --------         --------
    Gross profit                                              224            5,062            3,040           10,653
                                                         --------         --------         --------         --------

Operating expenses:
    Research and development                                1,082            2,722            3,619            5,144
    Sales, general and administrative                       1,692            4,253            5,584            9,454
    Restructuring costs                                        --               --              404               --
                                                         --------         --------         --------         --------
       Total operating expenses                             2,774            6,975            9,607           14,598
                                                         --------         --------         --------         --------
       Loss from operations                                (2,550)          (1,913)          (6,567)          (3,945)
                                                         --------         --------         --------         --------

Other income, net:
    Gain on sale of modem operations                           --               --            6,128               --
    Gain on sale of investments                                --            1,617               --            1,617
    Other income, net                                          93              244              105              301
                                                         --------         --------         --------         --------
       Total other income, net                                 93            1,861            6,233            1,918
                                                         --------         --------         --------         --------
    Loss before income taxes                               (2,457)             (52)            (334)          (2,027)
    Income tax benefit                                         --               --               22               --
                                                         --------         --------         --------         --------
       Loss from continuing operations                     (2,457)             (52)            (312)          (2,027)
                                                         --------         --------         --------         --------

Discontinued operations:
    Income from discontinued operations                        --               --               90               --
                                                         --------         --------         --------         --------
       Net loss                                          $ (2,457)        $    (52)        $   (222)        $ (2,027)
                                                         ========         ========         ========         ========


Basic per share data:
    Loss per share from continuing operations            $  (0.14)        $  (0.00)        $  (0.02)        $  (0.12)
    Income per share from discontinued operations              --               --             0.01               --
                                                         --------         --------         --------         --------
       Net loss per share                                $  (0.14)        $  (0.00)        $  (0.01)        $  (0.12)
                                                         ========         ========         ========         ========

Diluted per share data:
    Loss per share from continuing operations            $  (0.14)        $  (0.00)        $  (0.02)        $  (0.12)
    Income per share from discontinued operations              --               --             0.01               --
                                                         --------         --------         --------         --------
       Net loss per share                                $  (0.14)        $  (0.00)        $  (0.01)        $  (0.12)
                                                         ========         ========         ========         ========

Shares used in computing per share amounts:
    Basic                                                  17,179           16,979           17,171           16,935
    Diluted                                                17,179           16,979           17,171           16,935



      See accompanying Notes to Condensed Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                        Six months ended
                                                                          September 30,
                                                                      1998            1997
                                                                     -------         -------
OPERATING ACTIVITIES:
    Net loss                                                         $  (222)        $(2,027)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                     671           1,775
       Gain on sale of modem operations                               (6,128)             --
       Loss on sale of investments                                        --           2,074
       Changes in operating assets and liabilities:
          Accounts receivable, net                                    (1,070)         (8,746)
          Receivable from sale of investment                              --          (3,691)
          Inventories                                                    200            (214)
          Income taxes                                                    --           7,665
          Other current assets                                           (54)           (144)
          Accounts payable                                               758            (923)
          Accrued and other liabilities                                  480            (105)
                                                                     -------         -------
    Net cash used in operating activities of:
       Continuing operations                                          (5,365)         (4,336)
       Discontinued operations                                          (184)             --
                                                                     -------         -------
          Net cash used in operating activities                       (5,549)         (4,336)
                                                                     -------         -------

INVESTING ACTIVITIES:
    Proceeds from sale of modem operations                             4,000              --
    Proceeds from sale of investments                                     --           1,969
    Purchases of property and equipment                                  (30)           (220)
    Other assets                                                          (2)             56
                                                                     -------         -------
           Net cash provided by investing activities                   3,968           1,805
                                                                     -------         -------

FINANCING ACTIVITIES:
    Repayments under line of credit                                       --          (4,241)
    Proceeds from issuance of Common Stock, net                            9             107
                                                                     -------         -------
          Net cash provided by (used in) financing activities              9          (4,134)
                                                                     -------         -------

Net decrease in cash and cash equivalents                             (1,572)         (6,665)
Cash and cash equivalents at beginning of period                       3,098           9,687
                                                                     -------         -------
Cash and cash equivalents at end of period                           $ 1,526         $ 3,022
                                                                     =======         =======

SUPPLEMENTAL DISCLOSURES:
    Cash paid:
       Interest                                                      $   198         $   133
       Income taxes                                                  $    19         $    --
    Non-cash investing and financing activities:
       Sale of modem operations in exchange for
           note receivable from Boca Research, Inc.                  $ 5,855         $    --
       Warrants issued to Boca Research, Inc.                        $   140         $    --


      See accompanying Notes to Condensed Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   DESCRIPTION OF BUSINESS

     OneWorld Systems, Inc. ("OneWorld Systems" or the "Company") provides simple, easy-to-use wide-area communication solutions to help businesses communicate efficiently and cost effectively. The Company designs, develops, manufactures and sells integrated client and server hardware and software solutions for the growing communication needs of small and medium-sized businesses and offices. The Company's recently released OneWorld 5000 communications servers are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, on-line service access, and fax capabilities. Founded in 1989 as Global Village Communication, Inc., OneWorld Systems is the only supplier of communication solutions that integrate fax services, Internet and remote access for Windows and mixed Windows/Mac personal computer environments.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The interim condensed consolidated financial statements as of September 30, 1998 and for the three and six months ended September 30, 1998 and 1997, include all adjustments (consisting of only normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. Certain reclassifications have been made for consistent presentation. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended March 31, 1998.

     The Company's interim results are subject to fluctuation and largely based on sales from the Company's modem operations, which were sold in June 1998 (see note 5 of the Notes to Condensed Consolidated Financial Statements). As a result, the Company believes the results of operations for the interim periods are not indicative of the results to be expected for any future period.

     EARNINGS PER SHARE. The Company adopted Statement of Accounting Standards Board (SFAS) No. 128, "Earnings per Share" effective December 28, 1997. This pronouncement requires the presentation of both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares include "in the money" stock options to the extent that such common equivalent shares are not anti-dilutive. The Company has restated net income (loss) per share for the three and six months ended September 30, 1997 presented in the accompanying condensed consolidated financial statements to reflect net income (loss) per share on both a basic and a diluted basis

     INVENTORIES. Inventories are stated at the lower of first-in, first-out cost or market. On September 30, 1998 inventories consisted of:

                                              September 30,         March 31,
     (in thousands)                               1998                1998
                                              -------------         ---------
     Purchased parts                             $   --              $   --
     Work in process                                 --                  --
     Finished goods                                  18               2,351
                                                 ------              ------
        Total inventories                        $   18              $2,351
                                                 ======              ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)



3.   LINE OF CREDIT

     The Company had a line of credit agreement with a bank expiring in April 1999. As a result of the Company's sale of its modem operations, the line of credit has been suspended. The Company is currently negotiating a new line of credit.

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

5.   SALE OF MODEM OPERATIONS

     On June 18, 1998, the Company completed the sale of its modem operations to Boca Research, Inc. ("Boca"). Included in the sale were substantially all of the Company's assets related to the Company's single user modem and software product offerings. Additionally, the Company issued to Boca a five year Warrant to purchase up to 425,000 shares of the Company's Common Stock at approximately $1.00 per share. In consideration for these assets, Boca assumed certain of the Company's liabilities related to the modem operations, paid the Company $4.0 million in cash, and delivered a non-interest bearing promissory note for $6.0 million payable in two equal installments on September 30 and December 31, 1998, which has been recorded at $5.855 million. The installment payment due on September 30, 1998 was received October 2, subsequent to the balance sheet date, and therefore is not reflected as a reduction of the note receivable balance on September 30, 1998. The difference between the booked value and the face value of the note will be recognized as interest income over the life of the note. During the quarter ended June 30, 1998, the Company recorded a net gain of $6.1 million on the sale of its modem operations.

     The full effect of the sale of the modem operations to Boca was recorded during the quarter ended June 30, 1998. The assets purchased by Boca included products which represented the overwhelming majority of the Company's revenues and gross profit. These products did not contribute to the Company's reported net revenue or gross profit for the quarter ended September 30, 1998. For the six months ended September 30, 1998, these products accounted for approximately 97% of the Company's reported net revenue and 92% of reported gross profit, and for the year ended March 31, 1998, these products accounted for approximately 95% of the Company's reported net revenue and approximately 88% of reported gross profit. The Company's modem operations sold to Boca were not segregated from, nor accounted separately from, the other activities of the Company. Therefore, the Company is unable to accurately determine the operating expenses associated with the assets sold to Boca.

6.   RESTRUCTURE COSTS

     On March 31, 1998, the Company announced a fundamental shift in business strategy to refocus its efforts on its new line of communications servers for small and medium size offices and a change of its name to OneWorld Systems, Inc. During the first quarter of fiscal 1999, the Company recorded a restructuring charge of approximately $404,000 comprised of additional one-time costs for severance and employees related costs (approximately $247,000), lease abandonment (approximately $88,000), and fixed asset write-offs (approximately $69,000) associated with the transition to OneWorld Systems.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)


7.   EARNINGS PER SHARE

     The following table presents the calculation of basic and diluted earnings per share pursuant to SFAS No. 128:

                                                        Three months ended          Six months ended
 (in thousands, except per share data)                     September 30,              September 30,
                                                      ----------------------      ----------------------
                                                        1998          1997          1998          1997
                                                      --------      --------      --------      --------
Net loss from continuing operations                   $ (2,457)     $    (52)     $   (312)     $ (2,027)
Income from discontinued operations                         --            --            90            --
                                                      --------      --------      --------      --------
    Net loss                                          $ (2,457)     $    (52)     $   (222)     $ (2,027)
                                                      ========      ========      ========      ========

Weighed average shares used in:
    Basic per share computations                        17,179        16,979        17,171        16,935
    Dilutive effect of stock options                        --            --            --            --
                                                      --------      --------      --------      --------
    Diluted per share computations                      17,179        16,979        17,171        16,935
                                                      ========      ========      ========      ========

Anti-dilutive common stock equivalants not
included in the diluted per share computations:
    "In the money" dilutive stock options                  104           512           195           528
                                                      ========      ========      ========      ========

Basic per share data:
    Loss per share from continuing operations         $  (0.14)     $  (0.00)     $  (0.02)     $  (0.12)
    Income per share from discontinued operations           --            --          0.01            --
                                                      --------      --------      --------      --------
       Net loss per share                             $  (0.14)     $  (0.00)     $  (0.01)     $  (0.12)
                                                      ========      ========      ========      ========

Diluted per share data:
    Loss per share from continuing operations         $  (0.14)     $  (0.00)     $  (0.02)     $  (0.12)
    Income per share from discontinued operations           --            --          0.01            --
                                                      --------      --------      --------      --------
       Net loss per share                             $  (0.14)     $  (0.00)     $  (0.01)     $  (0.12)
                                                      ========      ========      ========      ========

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

OVERVIEW

OneWorld Systems, Inc. ("OneWorld Systems" or the "Company") provides simple, easy-to-use wide-area communication solutions to help businesses communicate efficiently and cost effectively. The Company designs, develops, manufactures and sells integrated client and server hardware and software solutions for the growing communication needs of small and medium-sized businesses and offices. The Company's recently released OneWorld 5000 communications servers are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, on-line service access, and fax capabilities. Founded in 1989 as Global Village Communication, Inc., OneWorld Systems is the only supplier of communication solutions that integrate fax services, Internet and remote access for Windows and mixed Windows/Mac personal computer environments.

On March 31, 1998, the Company announced an agreement to sell its modem operations to Boca Research, Inc. ("Boca") and unveiled a new corporate strategy focusing on wide-area data communications for the small and medium sized office. The transaction closed June 18, 1998, and the Company changed its name to OneWorld Systems, Inc. at that time.

Upon the close of the transaction, the Company ceased selling individual use modems or other individual use communications systems. These products represented substantially all of the Company's revenue during the first quarter of fiscal 1999.

The Company's primary source of revenue in the future will be from its newly released OneWorld 5000 communications server product line. The Company does not expect to be profitable in the short-term, nor can there be any assurance that the Company will ever achieve profitability.

The OneWorld 5000 family of communications servers provide the major data communications functions required by small businesses, including sending and receiving faxes; Internet access and routing so that the entire office has access to the Internet (not just one PC in the office); modem pooling so that the entire office can share modems and access on-line services from any desk at anytime; and remote access so that employees can dial into the office network from home or on the road. In addition, the OneWorld 5000 family of communications servers is the first product of its kind to offer all these capabilities simultaneously to both Windows and Macintosh users.

The Company began shipping the OneWorld 5000 Suite server in late September 1998. The Company's planned shipment of other versions of its server products is dependent upon the completion of the development of these products. The Company may have difficulty resolving product development issues, or any other issues that may arise, in a timely manner, which could delay the planned shipment of the new OneWorld Systems communications server product line. Commercial acceptance of these products is dependent on certain factors including the Company's sales and marketing efforts, technical reviews by third parties, introductions of new technologies or standards, performance of the Company's distributors and suppliers, and announcements by the Company's competitors. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. OneWorld products will not be sold through the same channels as the Company's modem products were sold. Consequently, the Company has been required to establish new distribution channels, including expanding the Company's VAR channel. There can be no assurance that the Company will be successful in maintaining and expanding an effective distribution channel for its new products. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

NET REVENUE

On June 18, 1998, the Company sold its modem operations to Boca Research. The modem operations accounted for substantially all of the Company's revenue in the previous fiscal year. Consequently, the comparisons below should not be relied upon as predictors of future performance.

Net revenue includes revenue from gross shipments, licenses and royalties, less reserves for returns and allowances.

                                           Three months ended                  Six months ended
(in thousands)                                September 30                        September 30
                                        ------------------------            ------------------------
                                         1998              1997              1998              1997
                                        ------            ------            ------            ------
Total net revenue                          353            17,100            12,718            33,007
                                        ======            ======            ======            ======
Percent decrease compared to
    prior fiscal year period                      -98%                                -61%
                                        ------------------------            ------------------------


The decrease in net revenue for the second quarter of fiscal 1999 and the six months ended September 30, 1998 as compared to the same period in fiscal 1998 was primarily attributable to the Company's sale of its modem operations. Net revenue for the three month period ended September 30, 1998 was primarily attributable to the Company's legacy products retained after the sale of the modem business. The Company sold no modem business products after the close of the transaction with Boca Research on June 18, 1998.

During the quarter ended September 30, 1998, the Company's two largest customers accounted for approximately 33% and 10%, respectively, of the Company's net revenue.

International net revenue decreased to approximately $59,000 or 17% of net revenues for the second quarter of fiscal 1999 from $1.6 million or 9% of net revenue for the second quarter of fiscal 1998. The decrease in net international revenues is primarily attributable to the Company's sale of its modem operations during the prior quarter. For the six month period ended September 30, 1998 international revenue increased 50% to $6.2 million or 48% of net revenues from $4.1 million or 12 % of net revenues for the same period in fiscal 1998. The increase in international revenue was primarily due to an increase in international OEM modem product shipments made during the first quarter of fiscal 1999. The Company is concentrating its launch of its new OneWorld 5000 server in the United States and Canada only. Therefore, the Company does not anticipate significant international net revenues in the near future. The preceding sentence discussing the anticipated levels of international revenue is a forward-looking statement.

Revenue reserves and allowances are established for estimated future returns due to end-user returns, stock balancing and discontinued and nonsellable products based on the Company's past experience and internal forecasts. There can be no assurance that the Company's historical experience regarding returns and allowances will continue or that its projections will prove accurate. If the Company experiences returns in excess of its reserves, the Company's results of operations could be materially, adversely effected.

COST AND EXPENSES

On June 18, 1998, the Company sold its modem operations to Boca Research. The modem operations accounted for substantially all of the Company's gross profit and a significant portion of its research and development, marketing and sales, and general and administrative expenses during the prior fiscal year. Consequently, the comparisons below should not be relied upon as predictors of future performance.

GROSS PROFIT

Cost of revenue primarily consisted of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments and warranty expenses. The Company's gross profit as a percentage of net revenue was:

                                                 Three months ended               Six months ended
(in thousands)                                      September 30                    September 30
                                                1998            1997            1998            1997
                                               ------          ------          ------          ------
Net revenue                                       353          17,100          12,718          33,007
Cost of revenue                                   129          12,038           9,678          22,354
                                               ------          ------          ------          ------
     Gross profit                                 224           5,062           3,040          10,653
                                               ======          ======          ======          ======
Gross profit percentage of net revenue             63%             30%             24%             32%
                                               ======          ======          ======          ======


The gross margin increase in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998 is primarily due to the shift to higher margin software and server products sold during the quarter compared to the relatively lower margin modem products sold in the same period of fiscal 1998. The gross profit margin decrease between the six months ended September 30, 1998 compared to the six months ended September 30, 1997 was primarily attributable to price reductions on certain of the Company's modem products, an increase in lower margin OEM modem business, and one-time costs associated with the transition to OneWorld Systems. Gross profit margins are likely to fluctuate as a result of the sales mix between lower and higher margin products, changes in distribution channels, as well as changes in component and production costs, price reductions and reserve requirements.

EXPENSES

Operating expenses were comprised of the following:

(in thousands)                            Three months ended September 30                     Six months ended September 30
                                            1998                     1997                    1998                      1997
                                    -------------------      --------------------     -------------------      ---------------------
                                              % of net                 % of net                 % of net                  % of net
                                       $       revenue         $        revenue         $        revenue         $         revenue
                                    ------    ---------      ------    ----------     ------    ---------      ------     ----------
Research and development             1,082         307%       2,722          16%       3,619          28%       5,144          16%
Marketing and sales                    854         242%       3,210          19%       3,635          29%       7,003          21%
General and administrative             838         237%       1,043           6%       1,949          15%       2,451           7%
Restructure costs                       --         -- %          --         -- %         404           3%          --         -- %
                                    ------                   ------                   ------                   ------
      Total operating expenses       2,774                    6,975                    9,607                   14,598
                                    ======                   ======                   ======                   ======


RESEARCH AND DEVELOPMENT

Research and development expenses for the second quarter of fiscal 1999 decreased 60% compared to the second quarter of fiscal 1998. Research and development expenses decreased 30% for the six months ended September 30 as compared to the same period in the prior fiscal year. The decrease in research and development expenses is primarily related to reductions in headcount and manufacturing support costs resulting from the sale of the Company's modem operations to Boca Research.

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

MARKETING AND SALES

Marketing and sales expenses decreased 73% between the second quarter of fiscal 1999 and the second quarter of fiscal 1998, and a decrease of 48% when comparing the six month periods ended September 30 of each year presented. The decline in fiscal 1999 expenses was primarily attributable to a reduction in advertising and promotion expenses, as well as, a reduction in personnel costs associated with the sale of the modem operations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 20% when comparing both the quarterly results for the second quarter of fiscal 1999 compared to fiscal 1998 and the results for the six month period ended September 30, 1998 compared to the six month period ended September 30, 1997. The decrease was primarily attributable to a reduction in personnel costs associated with the sale of the modem operations.

FACILITIES COSTS

As a result of restructuring and the sale of its modem business, the Company has sublet excess space in its facilities. During the quarter ended September 30, 1998 sublet rental receipts exceeded facilities rent expenditures. The Company anticipates that sublet income will in part offset facilities rent expense in the future, however, there can be no guarantee that net rental income will be achieved. The Company may experience an adverse result in its sublet activities if there is a change in the Company's spatial requirements or its ability to attract and retain qualified tenants.

RESTRUCTURING COSTS

On March 31, 1998, the Company announced a fundamental shift in business strategy to refocus its efforts on its new line of communication servers for small and medium size offices and a change of its name to OneWorld Systems, Inc. During the first fiscal quarter of 1999, the Company recorded a restructuring charge of approximately $404,000 comprised of additional one-time costs for severance and employees related costs (approximately $247,000), lease abandonment (approximately $88,000), and fixed asset write-offs (approximately $69,000) associated with the transition to OneWorld Systems. No additional restructuring charges were recognized in the second quarter of 1999.

NET OTHER INCOME

(in thousands)                               Three months ended September 30                Six months ended September 30
                                                1998                   1997                  1998                   1997
                                         ------------------     ------------------     ------------------     -------------------
                                                  % of net               % of net               % of net                % of net
                                            $      revenue         $      revenue        $       revenue         $       revenue
                                         ------   ---------     ------   ---------     ------   ---------     ------    ---------
Other income, net
      Gain on sale of modem business         --         --%         --         --%      6,128         48%         --         --%
      Gain on sale of investments            --         --%      1,617          9%         --         --%      1,617          5%
      Other income, net                      93         26%        244          1%        105          1%        301          1%
                                         ------     ------      ------     ------      ------     ------      ------     ------
      Total other income, net                93         26%      1,861         10%      6,233         49%      1,918          6%
                                         ======     ======      ======     ======      ======     ======      ======     ======

Other net income for the three and six month period ended September 30, 1998 consisted primarily of imputed interest income on the note receivable from Boca Research. Net other income in the six month period ended September 30, 1998 included a net gain on sale of the Company's modem operations of $6.1 million recorded during the quarter ended June 30, 1998. On June 18, 1998, the Company completed the sale of its modem operations to Boca Research (see note 5 of the Notes to Condensed Consolidated Financial Statements).

Additionally, other net income for the three and six month periods ended September 30, 1997 included a net gain on the sale of the Company's investments in GlobalCenter, Inc. and AirMedia, Inc.

The effective tax rate for the second quarter of fiscal 1999 was zero, unchanged from the second quarter of fiscal 1998. The effective tax rate for the six month period ended September 30, 1998 was 7%, an increase from zero for the six month period ended September 30, 1997. The increase relates to refunds of prior periods state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $1.5 million at September 30, 1998, representing 18% of total assets. The Company's working capital was $3.8 million at September 30, 1998 as compared to $0.2 million at March 31, 1998, an increase of $3.6 million. The increase in working capital was primarily attributable to the receipt of proceeds and elimination of certain liabilities associated with the sale of the modem operations to Boca Research.

At September 30, 1998, the Company's principal source of liquidity was $1.5 million in cash and future payments of the note receivable from Boca Research, Inc. (see note 5 of the Notes to Condensed Consolidated Financial Statements).

During September 1998, the Company and Boca Research discussed restructuring the obligations owing to the Company. No agreement was reached regarding any restructuring, and the Company received the first installment of $3.0 million on October 2, 1998. The Company expects to continue discussions regarding the second payment due December 31, 1998. However, there can be no assurance that the second payment will be received in a timely manner or at all. Failure to receive the second payment when due could have a material adverse affect on the Company's business, financial condition and results of operations.

The Company does not expect fiscal 1999 capital expenditures to exceed historical levels and may possibly be reduced. During the past several quarters, the Company has experienced significant negative cash flows from operations. However, the Company currently believes that its existing cash and cash proceeds from the note receivable related to the sale of its modem operations (see note 5 of the Notes to Condensed Consolidated Financial Statements) should enable the Company to meet its short term needs. The preceding sentences anticipating future cash receipts and requirements are forward-looking statements. The Company's funding requirements may change at any time due to various factors, including the Company's operating results, the timing and receipt of any amounts owing on its note receivable, the results and timing of the Company's launch of new products and services, the market acceptance of these new products, the Company's ability to reduce or control various operating expenses through cost containment measures or operating reductions, the success of the Company's marketing efforts, technological advances and competition. The Company may be required to issue additional debt or equity securities which could substantially dilute the ownership of existing stockholders. Any shortfall in funding could result in the Company having to curtail the introduction or development of new products and its entry into new markets, any of which could have a material adverse affect on the Company's business, financial condition and results of operations.

YEAR 2000 ISSUES

The Company is aware of the potential risk of Year 2000 software failures. The Company has commenced, but not yet completed, its evaluation of the Year 2000 issue and is in the process of identifying the areas in which the Company may have exposure in the systems utilized by the Company to operate its business, systems used by key suppliers and customers, and OneWorld produced products.

The Company has assessed the impact on its corporate information system for Year 2000 issues and has determined that the Company's current information system will not accommodate dates after 1999. The Company plans to adopt a new system or upgrade its existing system within the next 12 months. Although the Company has not yet purchased the new system, it believes that the cost will not exceed $200,000. The Company does not expect delays in the implementation of a new information system, however, there is a risk of not having sufficient time and internal and external human resources to be fully operational on a new business information system in a timely manner. The Company is exploring an interim solution should the December 31, 1999 deadline not be achievable. The Company believes that the transition to a new system or the implementation of an interim solution will not cause any material disruption in its business.

Additionally, the Company is in the process of reviewing the Year 2000 exposure with its customers, suppliers and other business partners. There can be no assurance made that all the systems of its customers, suppliers and other business partners will be Year 2000 compliant on a timely basis, or at all. If these third parties' systems are not compliant, the Company could experience delays in customers orders or in obtaining supplies, materials and finished products from the Company's vendors.

The Company has commenced efforts to ensure that all products that the Company currently produces will be fully Year 2000 compliant. The Company believes that any costs incurred to bring its products into compliance will not have a material impact on its financial position, results of operation or cash flows. There can be no assurances, however, that non-year 2000 compliant products would not result in the loss of or delay in market acceptance of the Company's products.

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

COMPETITION

The market for the Company's products is intensely competitive and is characterized by rapidly changing technology, evolving industry communication standards and frequent new product introductions. The Company's OneWorld fax server products compete primarily with dedicated fax servers, stand-alone fax machines, electronic mail, centralized fax systems produced by independent manufacturers such as Right Fax, Omtool, Castelle, as well as printer vendors, including Apple and NEC, which offer fax capabilities with some of their products. The Company's OneWorld Remote Access, Suite, Network Modem and Combo servers compete with the same products in the fax server category, as well as with remote access server router and modem pool products produced by competitors such as Cisco Systems, Shiva, 3COM, and others. Other companies in the personal computer industry could seek to expand their product offerings by designing and selling products using competitive technology that could render obsolete or have a material adverse effect on sales of the Company's future products.

Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. Any material reduction in the price of the Company's products could negatively affect gross profit as a percentage of net revenue and could require the Company to increase unit sales in order to maintain net revenue. There can be no assurance, however, that the Company would be able to increase its unit sales or make up for a short fall. Any failure to increase unit sales or make up for a shortfall in net revenue would have a material adverse effect on the Company's financial condition and results of operations.

DEPENDENCE ON MANUFACTURERS

Historically, the Company purchased fully manufactured and tested units from a "turnkey" manufacturing subcontractor. The Company continues to utilize this manufacturing strategy for its new family of OneWorld 5000 communications servers. The Company believes that there are a number of alternative contract manufacturers that could produce the Company's products. However, it could take a significant period of time and result in significant additional expense to qualify an alternative subcontractor and commence manufacturing in the event of a reduction or interruption of production. Therefore, the Company is highly dependent, on a short-term basis, on its continued relationship with its "turnkey" manufacturing subcontractor and any reduction, interruption, or termination of this relationship could have a material adverse effect on the operating results of the Company. Components and manufacturing services from the Company's suppliers are obtained on an as-needed basis.

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

RELIANCE ON VALUE ADDED RESELLERS

The Company distributes its new OneWorld 5000 communications servers through national and regional value added resellers (VARs) and corporate resellers, particularly those with a focus on serving the small and medium size office market. The Company intends to increase the number of VARs by launching VAR recruiting, training and support programs. There can be no assurance that the Company will be successful in attracting existing or new VARs to distribute these products, or that the VAR channel will be a successful distribution channel for the OneWorld 5000 product family. Failure to attract these VARs or their inability to sell the products would cause sales of such products to be below Company expectations, and the Company's business, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL

The Company's future success depends to a significant extent on its senior management and other key employees, including key development personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's results of operations. The Company believes that its future success will depend in large part on its ability to attract and retain additional key employees. Competition for such personnel in the computer industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. If the Company were to fail to replace or retain its key employees or attract additional key employees, the Company's results of operations could be materially adversely effected

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

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

UNCERTAIN INTERNATIONAL DEMAND

The Company is concentrating its launch of its new OneWorld 5000 server in the United States and Canada only and currently has no near term plans for addressing other international markets for these products. If the Company were to offer the OneWorld 5000 communications server internationally, there can be no assurance that the Company will be able to attain international demand for the its products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations and distributors, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and changes in demand resulting from fluctuations in exchange rates. In addition, the laws of certain foreign countries do not provide protection for the Company's intellectual property to the same extent as do the laws of the United States.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS    -  Not applicable.

ITEM 2.  CHANGES IN SECURITIES/RECENT SALES OF UNREGISTERED SECURITIES
         - Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of Stockholders on August 20, 1998. The following matters were approved by the stockholders by the votes indicated:

                                                   Total Votes For             Total Votes Withheld
Matter:                                             Each Director               From Each Director
-------------------------------------------   ---------------------------   ----------------------------
Election of directors:
          Neil Selvin                                15,362,956                     231,873
          Leonard A. Lehmann                         15,362,956                     231,873
          Kevin R. Compton                           15,362,956                     231,873
          Eugene Eidenberg                           15,362,956                     231,873
          Kenneth A. Goldman                         15,362,956                     231,873


                                                                   Number of Shares
                                              ----------------------------------------------------------
                                                                                              Broker
Other Matters:                                    For          Against         Abstain       Non-Vote
-------------------------------------------   ------------   ------------    ------------   ------------
To approve an amendment to the 1991 Stock       4,315,642      1,378,674         243,414      9,854,539
Option Plan to increase the number of
shares of Common Stock authorized for
issuance thereunder by 1,600,000 shares.

To approve an amendment of the 1994            14,527,870        981,747         282,652             --
Non-Employee Directors' Stock Option Plan
increasing the annual grants thereunder
and to approve the grant of certain
options.

To ratify the selection of KPMG Peat           15,598,814         96,566          96,889             --
Marwick LLP as independent auditors of
the Company for its fiscal year ending
March 31, 1999.

To transact other such business as may         14,813,176        622,092         357,001             --
properly come before the meeting.

ITEM 5.  OTHER INFORMATION -  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

      10.2        1991 Stock Option Plan, as amended (the "Option Plan")

      10.12 1994 Non-Employee Directors' Stock Option Plan, as amended (the "Directors' Plan")

      27.1        Financial Data Schedule

(b)     Reports on Form 8-K

         The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      OneWorld Systems, Inc.



Date:  November 12, 1998                   /S/Neil Selvin
                                      ------------------------------------------
                                           President and Chief Executive Officer
                                           (Principle Executive Officer)


Date:  November 12, 1998                   /S/Marc E. Linden
                                      ------------------------------------------
                                           Senior Vice President Finance and
                                           Chief Financial Officer
                                           (Principle Financial and Accounting
                                           Officer)

                               INDEX TO EXHIBITS



     Exhibit
     Number                   Description
     ------                   -----------
      10.2        1991 Stock Option Plan, as amended (the "Option Plan")

      10.12       1994 Non-Employee Directors' Stock Option Plan, as amended
                  (the "Directors' Plan")

      27.1        Financial Data Schedule