Form 10-Q
period 1998-12-31
ONEWORLD SYSTEMS INC
filed 1999-02-12
CIK 875983

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              =====================

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of January 31, 1999 was 17,432.325

================================================================================

                             ONEWORLD SYSTEMS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements.........................................3

                Condensed Consolidated Balance Sheets
                   as of  December 31, 1998 and March 31, 1998......................................3

                Condensed Consolidated Statements of Operations
                   for the three and nine months ended December 31, 1998 and 1997...................4

                Condensed Consolidated Statements of Cash Flows
                   for the nine months ended December 31, 1998 and 1997.............................5

                Notes to Condensed Consolidated Financial Statements................................6

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................9


PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings.................................................................17

        Item 2.  Changes in Securities/Recent Sales of Unregistered Securities.....................17

        Item 3.  Defaults Upon Senior Securities...................................................17

        Item 4.  Submission of Matters to a Vote of Security Holders...............................17

        Item 5.  Other Information.................................................................17

        Item 6.  Exhibits and Reports on Form 8-K..................................................17


SIGNATURES.........................................................................................17


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ONEWORLD SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                   December 31, 1998       March 31, 1998
                                                   -----------------       --------------
ASSETS
Current assets
    Cash and cash equivalents                              $ 1,203          $ 3,097
    Note receivable from Boca Research, Inc.                 2,955               --
    Accounts receivable, net                                   118            8,160
    Inventories, net                                           191            2,351
    Other current assets                                       161              253
                                                           -------          -------
       Total current assets                                  4,628           13,861

Property and equipment, net                                    316            4,049
Other assets                                                    63               63
                                                           -------          -------
       Total assets                                        $ 5,007          $17,973
                                                           =======          =======



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                       $   960          $ 7,625
    Accrued and other liabilities                            2,093            6,003
                                                           -------          -------
       Total current liabilities                             3,053           13,628

Stockholders' equity                                         1,954            4,345
                                                           -------          -------
       Total liabilities and stockholders' equity          $ 5,007          $17,973
                                                           =======          =======

      See accompanying Notes to Condensed Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                          THREE MONTHS ENDED DECEMBER 31,        NINE MONTHS ENDED DECEMBER 31,
                                                          -------------------------------        ------------------------------
                                                                1998               1997               1998               1997
                                                            --------           --------           --------           --------
Net revenue                                                 $    122           $ 16,185           $ 12,840           $ 49,192
Cost of revenue                                                   64             11,358              9,742             33,712
                                                            --------           --------           --------           --------
    Gross profit                                                  58              4,827              3,098             15,480
                                                            --------           --------           --------           --------

Operating expenses:
    Research and development                                     850              2,099              4,469              7,243
    Sales, general and administrative                          1,584              4,446              7,168             13,900
    Restructuring costs                                           --                 --                404                 --
                                                            --------           --------           --------           --------
       Total operating expenses                                2,434              6,545             12,041             21,143
                                                            ========           ========           ========           ========
       Loss from operations                                   (2,376)            (1,718)            (8,943)            (5,663)
                                                            --------           --------           --------           --------

Other income, net:
    Gain on sale of modem operations                              --                 --              6,128                 --
    Gain on sale of investments                                   --                 --                 --              1,617
    Other income, net                                             61                111                166                412
                                                            --------           --------           --------           --------
       Total other income, net                                    61                111              6,294              2,029
                                                            --------           --------           --------           --------
    Loss before income taxes                                  (2,315)            (1,607)            (2,649)            (3,634)
    Income tax benefit                                            --                 --                 22                 --
                                                            --------           --------           --------           --------
       Loss from continuing operations                        (2,315)            (1,607)            (2,627)            (3,634)
                                                            --------           --------           --------           --------

Discontinued operations:
    Income from discontinued operations                           --                 --                 90                 --
    Gain on disposal of discontinued operations,
       net of income taxes                                        --              1,331                 --              1,331
                                                            --------           --------           --------           --------
Net loss                                                    $ (2,315)          $   (276)          $ (2,537)          $ (2,303)
                                                            ========           ========           ========           ========

Basis per share data:
    Loss per share from continuing operations                $ (0.13)          $  (0.09)          $  (0.15)          $  (0.21)
    Income per share from discontinued operations                 --               0.07               0.01               0.07
                                                            --------           --------           --------           --------
       Net loss per share                                   $  (0.13)          $  (0.02)          $  (0.14)          $  (0.14)
                                                            ========           ========           ========           ========

Diluted per share data:
    Loss per share from continuing operations                $ (0.13)          $  (0.09)          $  (0.15)          $  (0.21)
    Income per share from discontinued operations                 --               0.07               0.01               0.07
                                                            --------           --------           --------           --------
       Net loss per share                                   $  (0.13)          $  (0.02)          $  (0.14)          $  (0.14)
                                                            ========           ========           ========           ========

Shares used in computing per share amounts:
    Basic                                                     17,179             16,981             17,174             16,965
    Diluted                                                   17,179             16,981             17,174             16,965


      See accompanying Notes to Condensed Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                 Nine months ended December 31,
                                                                     1998              1997
                                                                   -------           -------
OPERATING ACTIVITIES:
    Net loss                                                       $(2,537)          $(2,303)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
       Depreciation and amortization                                   691             2,512
       Gain on sale of modem operations                             (6,128)               --
       Gain on sale of investments                                      --            (1,617)
       Loss on disposal of property and equipment                        2               121
       Changed in operating activities:
          Accounts receivable, net                                  (1,007)           (5,078)
          Inventories                                                   28              (811)
          Income taxes                                                  --             7,665
          Other current assets                                          31              (145)
          Accounts payable                                             910            (4,218)
          Accrued and other liabilities                               (671)           (1,476)
                                                                   -------           -------
    Net cash used in operating activities of:
       Continuing operations                                        (8,681)           (5,350)
       Discontinued operations                                        (184)              (55)
                                                                   -------           -------
          Net cash used in operating activities                     (8,865)           (5,405)
                                                                   -------           -------

INVESTING ACTIVITIES:
    Proceeds from sale of modem operations                           7,000                --
    Proceeds from sale of investments                                   --             5,660
    Proceeds from sale of property and equipment                        28                --
    Purchases of property and equipment                                (66)             (303)
    Other assets                                                        --                84
                                                                   -------           -------
          Net cash provided by investing activities                  6,962             5,441
                                                                   -------           -------

FINANCING ACTIVITIES:
    Proceeds from issue of common stock                                  9               141
    Repayments under line of credit                                     --            (4,241)
                                                                   -------           -------
          Net cash used in financing activities                          9            (4,100)
                                                                   -------           -------

Net decrease in cash and cash equivalents                           (1,894)           (4,064)
Cash and cash equivalents at beginning of period                     3,097             9,687
                                                                   -------           -------
Cash and cash equivalents at end of period                         $ 1,203           $ 5,623
                                                                   =======           =======

Supplemental disclosures Cash paid during the period for:
       Interest                                                    $   206           $   172
       Income taxes                                                $    19           $    --
    Non-cash investing and financing activities:
       Sale of modem operations in exchange for note
          receivable from Boca Research, Inc.                      $ 5,855           $    --
       Warrants issued to Boca Research, Inc.                      $   140           $    --


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The interim condensed consolidated financial statements as of December 31, 1998 and for the three and nine months ended December 31, 1998 and 1997, include all adjustments (consisting of only normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. Certain reclassifications have been made for consistent presentation. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended March 31, 1998.

     The Company's interim results are subject to fluctuation and in the past were largely based on sales from the Company's modem operations, which were sold in June 1998 (see note 5 of the Notes to Condensed Consolidated Financial Statements). As a result, the Company believes the results of operations for prior interim periods are not indicative of the results to be expected for any future period.

     REVENUE RECOGNITION. Revenue from the Company's OneWorld network communications servers is recognized when the product is shipped pursuant to an end-user order; that is, when product is shipped from a distributor to a value added reseller (VAR) or systems integrator, or when shipped directly to an end-user by OneWorld. Certain of the Company's products are subject to limited rights of return. Until such time as the Company has sufficient experience to accurately estimate product returns, the Company will defer revenue recognition until cash payment is received.

     EARNINGS PER SHARE. The Company adopted Statement of Financial Accounting Standards Board (SFAS) No. 128, "Earnings per Share" effective December 28, 1997. This pronouncement requires the presentation of both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares include "in the money" stock options to the extent that such common equivalent shares are not anti-dilutive.

     INVENTORIES. Inventories are stated at the lower of first-in, first-out cost or market. Finished goods consisted of onsight inventory and inventory at distributors. Inventories consisted of:

(in thousands)         December 31, 1998   March 31, 1998
                       -----------------   --------------
Purchased parts               $   --          $   --
Work in process                   --              --
Finished goods                   191           2,351
                              ======          ======
   Total inventories          $  191          $2,351
                              ======          ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
----------------------------------------------------

3.   LINE OF CREDIT

     The Company does not currently have a line of credit.

4.   DISCONTINUED OPERATIONS

     In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation based in the United Kingdom (formerly, the Company's ISDN Division). The disposition of the division has been accounted for as a discontinued operation in accordance with Accounting Principles Board (APB) No. 30.

5.   SALE OF MODEM OPERATIONS

     On June 18, 1998, the Company completed the sale of its modem operations to Boca Research, Inc. ("Boca"). Included in the sale were substantially all of the Company's assets related to the Company's single user modem and software product offerings. Additionally, the Company issued to Boca a five year Warrant to purchase up to 425,000 shares of the Company's Common Stock at approximately $1.00 per share. In consideration for these assets, Boca assumed certain of the Company's liabilities related to the modem operations, paid the Company $4.0 million in cash, and delivered a non-interest bearing promissory note for $6.0 million payable in two equal installments on September 30 and December 31, 1998, which was recorded at $5.855 million. The difference between the recorded value and the face value of the note is being recognized as interest income over the life of the note. The installment payment due on September 30, 1998 was received October 2, 1998. The balance due on this note as of December 31, 1998 was $2.955 million. The installment payment due on December 31, 1998 was renegotiated before its due date and pursuant to that agreement, the Company received $2.0 million on January 4, 1999 and a final payment of $800,000 on February 2, 1999. The remaining balance due of $200,000 will be offset in the fourth fiscal quarter against an equal amount due Boca by the Company pursuant to an agreement between the parties made at the time sale of the modem business was completed.

     During the quarter ended June 30, 1998, the Company recorded a net gain of $6.1 million, representing the full effect of the sale of the modem operations to Boca. The assets purchased by Boca included products which represented the overwhelming majority of the Company's revenues and gross profit. These products did not contribute to the Company's reported net revenue or gross profit for the quarter ended December 31, 1998. For the nine months ended December 31, 1998, these products accounted for approximately 96% of the Company's reported net revenue and 91% of reported gross profit, and for the year ended March 31, 1998, these products accounted for approximately 95% of the Company's reported net revenue and approximately 88% of reported gross profit.

6.   RESTRUCTURING COSTS

     During the first quarter of fiscal 1999, the Company recorded a restructuring charge of approximately $404,000 comprised of additional one-time costs for severance and employee related costs (approximately $247,000), lease abandonment (approximately $88,000), and fixed asset write-offs (approximately $69,000) associated with the shift in business strategy and transition to OneWorld Systems. At December 31, 1998 the accrued restructure costs balance was approximately $144,000 comprised primarily of lease abandonment costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
----------------------------------------------------


7.   EARNINGS PER SHARE

     The following table presents the calculation of basic and diluted earnings per share pursuant to SFAS No. 128:


                                                         Three months ended December 31,       Nine months ended December 31,
(in thousands, except per share data)                         1998              1997               1998                1997
                                                           --------           --------           --------           --------
Net loss from continuing operations                        $ (2,315)          $ (1,607)          $ (2,627)          $ (3,634)
Income from discontinued operations                              --              1,331                 90              1,331
                                                           --------           --------           --------           --------
    Net loss                                               $ (2,315)          $   (276)          $ (2,537)          $ (2,303)
                                                           ========           ========           ========           ========

Weighted average shares used in:
    Basic per share computations                             17,179             16,981             17,174             16,965
    Dilutive effect of stock options                             --                 --                 --                 --
                                                           --------           --------           --------           --------
    Diluted per share computations                           17,179             16,981             17,174             16,965
                                                           ========           ========           ========           ========

Anti-dilutive common stock equivalents not
included in the diluted per share
computations:
    "In the money"dilutive stock options                        105                313                165                362
                                                           ========           ========           ========           ========

Basic per share data:
    Loss per share from continuing operations              $  (0.13)          $  (0.09)          $  (0.15)          $  (0.21)
    Income per share from discontinued operations                --               0.07               0.01               0.07
                                                           --------           --------           --------           --------
    Net loss per share                                     $  (0.13)          $  (0.02)          $  (0.14)          $  (0.14)
                                                           ========           ========           ========           ========
Diluted per share data:
    Loss per share from continuing operations              $  (0.13)          $  (0.09)          $  (0.15)          $  (0.21)
    Income per share from discontinued operations                --               0.07               0.01               0.07
                                                           --------           --------           --------           --------
    Net loss per share                                     $  (0.13)          $  (0.02)          $  (0.14)          $  (0.14)
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

OVERVIEW

OneWorld Systems, Inc. ("OneWorld Systems" or the "Company") provides simple, easy-to-use wide-area communication solutions to help businesses communicate efficiently and cost effectively. The Company designs, develops, manufactures and sells integrated client and server hardware and software solutions for the growing communication needs of small and medium-sized businesses and offices. The Company's recently released OneWorld network communications servers are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, on-line service access, and fax capabilities. Founded in 1989 as Global Village Communication, Inc., OneWorld Systems is the only supplier of communication solutions that integrate fax services, Internet and remote access for Windows and mixed Windows/Mac personal computer environments.

On March 31, 1998, the Company announced an agreement to sell its modem operations to Boca Research, Inc. ("Boca") and unveiled a new corporate strategy focusing on wide-area data communications for the small and medium-sized office. The transaction closed June 18, 1998, and the Company changed its name to OneWorld Systems, Inc. at that time.

Upon the close of the transaction, the Company ceased selling individual use modems or other individual use communications systems. These products represented substantially all of the Company's revenue during the first quarter of fiscal 1999 and prior fiscal years.

The Company's primary source of revenue in the future will be from its newly released OneWorld network communications server product line. The Company does not expect to be profitable in the short-term, nor can there be any assurance that the Company will ever achieve profitability.

The OneWorld family of network communications servers provide the major data communications functions required by small businesses, including sending and receiving faxes; Internet access and routing so that the entire office has access to the Internet (not just one PC in the office); modem pooling so that the entire office can share modems and access on-line services from any desk at anytime; and remote access so that employees can dial into the office network from home or on the road. In addition, the OneWorld family of network communications servers is the first product of its kind to offer all these capabilities simultaneously to both Windows and Macintosh users.

The Company began shipping the OneWorld 5000 Suite server in late September 1998. In October, 1998 the Company began shipping the OneWorld 5000 Fax Server and the OneWorld 5000 Remote Access Server. The Company's planned shipment of other versions and enhancements of its server products is dependent upon the completion of the development of these products. The Company may have difficulty resolving product development issues, or any other issues that may arise, in a timely manner, which could delay the planned shipment of additions to the OneWorld network communications server product line. Commercial acceptance of these products is dependent on certain factors including the Company's sales and marketing efforts, technical reviews by third parties, introductions of new technologies or standards, performance of the Company's distributors and suppliers, and announcements by the Company's competitors. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. OneWorld products will not be sold through the same channels as the Company's modem products were sold. Consequently, the Company has been required to establish new distribution channels, including expanding the Company's VAR channel. There can be no assurance that the Company will be successful in maintaining and expanding an effective distribution channel for its new products. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

In the past, the industry in which the Company competed was subject to short product life cycles. As a result, the Company traditionally experienced a reduction in the average selling prices of its products as the time from product introduction elapsed. There can be no assurances that similar pricing pressures will not lead to reductions in average selling prices of the Company's new servers.

The Company intends to ship products within a short period after receipt of an order, consequently, the Company does not expect to have a material backlog of unfilled orders, and revenue in any quarter will be substantially dependent on shipments and/or orders booked in that quarter. The Company's expense levels are based in part on its expectations as to future revenues. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's results of operations and liquidity. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

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

NET REVENUE

On June 18, 1998, the Company sold its modem operations to Boca Research. The modem operations accounted for substantially all of the Company's revenue in the current and previous fiscal years. Consequently, the comparisons below should not be relied upon as predictors of future performance.

Net revenue includes revenue from gross shipments, licenses and royalties, less reserves for returns and allowances.

(dollars in thousands)         Three months ended December 31,   Nine months ended December 31,
                                   1998            1997              1998           1997
                               --------------  -------------     -------------  -------------
Total net revenue                         122         16,185            12,840         49,192
                               ==============  =============     =============  =============
Percent decrease compared to
    prior fiscal year period                -99%                              -74%
                               -----------------------------     ----------------------------




The decrease in net revenue for the third quarter of fiscal 1999 and the nine months ended December 31, 1998 as compared to the same period in fiscal 1998 was primarily attributable to the Company's sale of its modem operations. The Company sold no modem business products after the close of the transaction with Boca Research on June 18, 1998. Net revenue for the three month period ended December 31, 1998 was attributable to sale of the Company's legacy products as well as sale of the Company's new OneWorld network communications servers. In addition, during the quarter there was a benefit to revenue associated with higher than anticipated sell through and lower than expected returns of the Company's FaxWorks Pro LAN products which were formally discontinued during the quarter.

During the quarter ended December 31, 1998, the Company's largest customer accounted for approximately 29% of the Company's net revenue.

There was no International net revenue for the third quarter ended December 31, 1998, a decrease from $2.2 million or 14% of net revenue for the third quarter of fiscal 1998. For the nine month period ended December 31, 1998 international revenue decreased 2% to $6.2 million or 48% of net revenues from $6.3 million or 13% of net revenues for the same period in fiscal 1998. The decrease in international revenue in both periods was primarily due to the Company's sale of its modem operations during the first quarter of fiscal 1999. The Company is concentrating its launch of its new OneWorld 5000 server in the United States and Canada only. Therefore, the Company does not anticipate significant international net revenues in the near future. The preceding sentence discussing the anticipated levels of international revenue is a forward-looking statement.

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

GROSS PROFIT

Cost of revenue primarily consisted of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments and warranty expenses. The Company's gross profit as a percentage of net revenue was:

                                                  Three months ended                 Nine months ended
                                                     December 31,                       December 31,
                                                -----------------------           ----------------------
                                                 1998            1997              1998             1997
                                                ------           ------           ------           ------
(dollars in thousands)
Net revenue                                        122           16,185           12,840           49,192
Cost of revenue                                     64           11,358            9,742           33,712
                                                ------           ------           ------           ------
    Gross profit                                    58            4,827            3,098           15,480
                                                ------           ------           ------           ------
Gross profit percentage of net revenue              48%              30%              24%              31%
                                                ------           ------           ------           ------



The gross margin increase in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 is primarily due to the shift to higher margin software and server products sold during the quarter compared to the relatively lower margin modem products sold in the same period of fiscal 1998. During the quarter ended December 31, 1998 there was a benefit to gross margin associated with higher than anticipated sell through and lower than expected returns of the Company's FaxWorks Pro LAN products which were formally discontinued during the quarter. The gross profit margin decrease between the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997 was primarily attributable to price reductions on certain of the Company's modem products sold during the first fiscal quarter of 1999, an increase in lower margin OEM modem business sold during the first fiscal quarter of 1999, and one-time costs associated with the transition to OneWorld Systems. Gross profit margins are likely to fluctuate as a result of the sales mix between lower and higher margin products, changes in distribution channels, as well as changes in component and production costs, price reductions and reserve requirements.

EXPENSES

Operating expenses were comprised of the following:



(dollars in thousands)                       Three months ended December 31,                 Nine months ended December 31,
                                              1998                    1997                    1998                    1997
                                       -------------------    --------------------     -------------------    ---------------------
                                                  % of net                % of net                % of net                  % of net
                                          $       revenue        $        revenue         $       revenue        $          revenue
                                       ------      ------     ------       ------      ------      ------      -------      -------
Research and development                850         697%       2,099          13%       4,469          35%       7,243          15%
Marketing and sales                     777         637%       3,634          22%       4,412          34%      10,637          22%
General and administrative              807         661%         812           5%       2,756          21%       3,263           7%
Restructure costs                        --          --%          --          --%         404           3%          --          --%
                                     ------                   ------                   ------                  -------
       Total operating expenses       2,434                    6,545                   12,041                   21,143
                                     ------                   ------                   ------                  -------



RESEARCH AND DEVELOPMENT

Research and development expenses for the third quarter of fiscal 1999 decreased 60% compared to the third quarter of fiscal 1998. Research and development expenses decreased 38% for the nine months ended December 31, 1998 as compared to the same nine month period in the prior fiscal year. The decrease in research and development expenses is primarily related to reductions in headcount and manufacturing support costs resulting from the sale of the Company's modem operations to Boca Research.

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

MARKETING AND SALES

Marketing and sales expenses decreased 79% between the third quarter of fiscal 1999 and the third quarter of fiscal 1998, and decreased 59% when comparing the nine month periods ended December 31 of each year presented. The decline in fiscal 1999 expenses was primarily attributable to a reduction in advertising and promotion expenses, as well as, a reduction in personnel costs associated with the sale of the modem operations to Boca Research.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 1% when comparing the quarterly results for the third quarter of fiscal 1999 to the third quarter of fiscal 1998 and 16% when comparing the results for the nine month period ended December 31, 1998 to the nine month period ended December 31, 1997. The decrease was primarily attributable to a reduction in personnel costs associated with the sale of the modem operations.

RESTRUCTURING COSTS

On March 31, 1998, the Company announced a fundamental shift in business strategy to refocus its efforts on its new line of communication servers for small and medium size offices and a change of its name to OneWorld Systems, Inc. During the first fiscal quarter of 1999, the Company recorded a restructuring charge of approximately $404,000 associated with the transition to OneWorld Systems (see note 6 of the Notes to Condensed Consolidated Financial Statements).



NET OTHER INCOME

(dollars in thousands)                       Three months ended December 31,          Nine months ended December 31,
                                              1998               1997                  1998                 1997
                                      ----------------     -----------------     ----------------      ---------------
                                               % of net             % of net              % of net             % of net
                                        $      revenue       $      revenue        $       revenue       $      revenue
                                      -----      ----      -----      -----      -----      -----      -----      -----
Other income, net
  Gain on sale of modem business         --      -%           --       -%        6,128       48%          --        -%
  Gain on sale of investments            --      -%           --       -%           --        -%       1,617        3%
  Other income, net                      61      -%          111       1%          166        1%         412        1%
                                      -----                -----                 -----                 -----
  Total other income, net                61                  111                 6,294                 2,029
                                      -----                -----                 -----                 -----




Other net income for the three and nine month periods ended December 31, 1998 consisted primarily of imputed interest income on the note receivable from Boca Research. Net other income in the nine month period ended December 31, 1998 included a net gain on sale of the Company's modem operations of $6.1 million recorded during the quarter ended June 30, 1998. On June 18, 1998, the Company completed the sale of its modem operations to Boca Research (see note 5 of the Notes to Condensed Consolidated Financial Statements).

Additionally, other net income for the nine month period ended December 31, 1997 included a net gain on the sale of the Company's investments in GlobalCenter, Inc. and AirMedia, Inc.

The effective tax rate for the third quarter of fiscal 1999 was zero, unchanged from the third quarter of fiscal 1998. The effective tax rate for the nine month period ended December 31, 1998 was 1%, an increase from zero for the nine month period ended December 31, 1997. The increase relates to refunds of prior periods state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $1.2 million at December 31, 1998, representing 24% of total assets. The Company's working capital was $1.6 million at December 31, 1998 as compared to $0.2 million at March 31, 1998, an increase of $1.4 million. The increase in working capital was primarily attributable to the receipt of proceeds and elimination of certain liabilities associated with the sale of the modem operations to Boca Research.

At December 31, 1998, the Company's principal source of liquidity was $1.2 million in cash and future receipts from of the note receivable from Boca Research, Inc. (see note 5 of the Notes to Condensed Consolidated Financial Statements).

During December 1998, the Company and Boca Research reached an agreement to restructure the remaining obligations owing to the Company whereby the Company would receive $2.0 million on January 4, 1999 and the balance of the note, on February 2, 1999. The Company received both these payments as scheduled (also see note 5 of the Notes to Condensed Consolidated Financial Statements).

The Company does not expect fiscal 1999 capital expenditures to exceed historical levels and may possibly be reduced. During the past several quarters, the Company has experienced significant negative cash flows from operations. To meet its cash needs, the Company will require additional sources of capital. The Company may be required to issue additional debt or equity securities which could substantially dilute the ownership of existing stockholders. There can be no assurances that the Company will be successful in raising additional capital, or doing so on terms which will be favorable or acceptable to the Company. Any shortfall in funding could result in the Company having to curtail its current operations, the introduction or development of new products and its entry into new markets, any of which could have an immediate material adverse affect on the Company's business, financial condition and results of operations. The Company's funding requirements may change at any time due to various factors, including the Company's operating results, the results and timing of the Company's launch of new products and services, the market acceptance of these new products, the Company's ability to reduce or control various operating expenses through cost containment measures or operating reductions, the success of the Company's marketing efforts, technological advances and competition.

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

DEPENDENCE ON MANUFACTURERS

Historically, the Company purchased fully manufactured and tested units from a "turnkey" manufacturing subcontractor. The Company continues to utilize this manufacturing strategy for its new family of OneWorld network communications servers. The Company believes that there are a number of alternative contract manufacturers that could produce the Company's products. However, it could take a significant period of time and result in significant additional expense to qualify an alternative subcontractor and commence manufacturing in the event of a reduction or interruption of production. Therefore, the Company is highly dependent, on a short-term basis, on its continued relationship with its "turnkey" manufacturing subcontractor and any reduction, interruption, or termination of this relationship could have a material adverse effect on the operating results of the Company. Components and manufacturing services from the Company's suppliers are obtained on an as-needed basis.

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

RELIANCE ON VALUE ADDED RESELLERS

The Company distributes its new OneWorld network communications servers through national and regional value added resellers (VARs) and corporate resellers, particularly those with a focus on serving the small and medium size office market. The Company intends to increase the number of VARs by launching VAR recruiting, training and support programs. There can be no assurance that the Company will be successful in attracting existing or new VARs to distribute these products, or that the VAR channel will be a successful distribution channel for the OneWorld network product family. Failure to attract these VARs or their inability to sell the products would cause sales of such products to be below Company expectations, and the Company's business, financial condition and results of operations would be materially adversely affected.

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

The Company has been notified by Nasdaq that it does not meet certain requirements for continued listing on the Nasdaq National Market(R). The Company has attended a hearing where it presented a compliance plan to address these deficiencies in listing requirements and is currently awaiting a decision by Nasdaq. Any delisting action has been stayed pending the outcome of this hearing. Delisting from the Nasdaq National Market(R) could result in a lower average trading volume of the Company's Common Stock, which in turn could lead to an increase in stock price volatility.

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

UNCERTAIN INTERNATIONAL DEMAND

The Company is concentrating its launch of its new OneWorld network server only in the United States and Canada and currently has no near term plans for addressing other international markets for these products. If the Company were to offer the OneWorld network communications server internationally, there can be no assurance that the Company will be able to attain international demand for its products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations and distributors, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and changes in demand resulting from fluctuations in exchange rates. In addition, the laws of certain foreign countries do not provide protection for the Company's intellectual property to the same extent as do the laws of the United States.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Not applicable.

ITEM 2. CHANGES IN SECURITIES/RECENT SALES OF UNREGISTERED SECURITIES - Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable.

ITEM 5. OTHER INFORMATION - Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

      27.1     Financial Data Schedule

  (b)  Reports on Form 8-K

         The Company has not filed any reports on Form 8-K during the quarter ended December 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OneWorld Systems, Inc.



Date:    February 12, 1999                 /S/Neil Selvin
                                           -------------------------------------
                                           President and Chief Executive Officer
                                           (Principle Executive Officer)


Date:    February 12, 1999                 /S/Marc E. Linden
                                           -------------------------------------
                                           Senior Vice President Finance and
                                           Chief Financial Officer
                                           (Principle Financial and Accounting
                                           Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                        Description
------                        -----------
  27.1                  Financial Data Schedule