Form 10-K
period 1999-03-31
ONEWORLD SYSTEMS INC
filed 1999-06-29
CIK 875983

                                  UNITED STATES
                       SECURITIES AND EXCHANGES COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 000-23260

                               -------------------

                             ONEWORLD SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        State of Incorporation: Delaware
                   IRS Employer Identification No.: 94-3095680

                             1144 East Arques Avenue
                            Sunnyvale, CA 94086-4602
                                 (408) 523-1100

  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K of any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the National Association of Securities Dealers, Inc. Over the Counter Bulletin Board ("OTCBB") was approximately $12,000,420 as of June 23, 1999.(1)

         The number of shares of Common Stock outstanding as of June 23, 1999 was 25,244,293 (2,524,429 giving effect to a one-for-ten reverse split which will be effective July 6, 1999).

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant has incorporated by reference into Part III of this Form 10-K to the extent stated herein portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 31, 1999.

-------------------

(1) Excludes 2,657,393 shares of Common Stock held by directors, officers and affiliates as of June 23, 1999.

                             ONEWORLD SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 1999

                                      INDEX

PART I
ITEM 1.   Business .................................................................................   3

ITEM 2.   Properties ...............................................................................  10

ITEM 3.   Legal Proceedings ........................................................................  10

ITEM 4.   Submission of Matters to a Vote of Security Holders ......................................  10

PART II
ITEM 5    Market for Registrant's Common Equity and Related Stockholder Matters ....................  11

ITEM 6    Selected Financial Data ..................................................................  12

ITEM 7    Management's Discussion and Analysis of Financial Condition and Results of Operations ....  13

ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk ...............................  22

ITEM 8    Financial Statements and Supplementary Data ..............................................  23

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....  38

PART III
ITEM 10.  Directors and Executive Officers of the Company ..........................................  39

ITEM 11.  Executive Compensation ...................................................................  39

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management ...........................  39

ITEM 13.  Certain Relationships and Related Transactions ...........................................  39

PART IV
ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K ..........................  39

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------
                 IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include those set forth in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

ITEM 1.       BUSINESS

         OneWorld Systems, Inc. (the "Company", "we" or "us") was founded in 1989 and incorporated in Delaware as Global Village Communication, Inc. We develop and manufacture products that enhance and simplify wide-area data communications for the small and medium sized office market. Our OneWorld Network Communications Servers are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, on-line service access and fax capabilities.

         On June 18, 1998 we completed the sale of substantially all of the assets of our single-user modem product operations, including related accounts receivable, inventory, equipment, intellectual property, and other production and research and development assets, to Boca Research, Inc. ("Boca"). At that time, we changed our corporate strategy to focus on wide-area data communications for small and medium sized offices and changed our name to OneWorld Systems, Inc.

         Until June 18, 1998 we were actively engaged in the single-user modem business, where we were considered a leader in the design, development and marketing of easy-to-use integrated communications products for personal computers with Windows, Macintosh, OS/2 and DOS operating systems. Our products enabled mobile, home office and networked computer users in small and medium sized organizations to communicate efficiently via the Internet with colleagues, customers and suppliers. During this period, we continued to develop and market single-user modem products which included our Teleport modems for Windows and Macintosh desktop computers, PC Card modems for Windows notebook computers, PC Card and PowerPort modems for Macintosh PowerBook notebook computers, products sold to Apple Computers on an OEM basis and OEM versions of Faxworks single user fax software. All these products were sold to Boca in June 1998. Prior to June 18, 1998, these products represented substantially all of our revenue. As a result, we believe that period-to-period comparisons of the results of operations are not meaningful and should not be relied upon as an indication of future performance.

         We are now wholly focused on our new family of communications servers targeted to the small and medium sized office market. These server products combine Internet access and routing, remote access, fax and shared modem capabilities in a single, easy-to-use product. These products, known as the OneWorld Network Communications Server family, were announced on June 8, 1998, and began shipping in September 1998. Our primary source of revenue is now from these products. Revenue from this product line is dependent upon the commercial acceptance of the products, which in turn is dependent upon continued development and technical enhancement of the product, sales and marketing efforts, technical reviews by independent parties, introductions of new technologies, performance of our valued added resellers, distributors and suppliers, and announcements by competitors, among other factors. There can be no assurance we will be successful in our ongoing development efforts or able to introduce technical enhancements and/or new features and functionality in a timely manner. Failure to do so could result in lower customer acceptance of our products and result in our products falling behind competitors' product capabilities, which would have a material adverse effect on sales of our products. Many of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than we do. To sell our new communications server products will require us to significantly expand our value added reseller distribution channel, which is different from that of our former single-user modem product business. There can be no assurances that we will be successful in the continuing development and maintenance of an effective distribution channel for our new products. There can be no assurances that the market place will accept our communications server products. If the sales of our new products are below expectations, our business, financial condition and results of operations will be materially adversely affected.

         With the reliance on revenues from our new communications server products, and our projected expense levels, we do not anticipate profitability in the near-term. In addition, our industry is continually faced with the threat of pricing pressure, which could lead to reductions in the average sales prices for our products and could have a materially adverse affect on gross margins. There is no assurance that we will ever achieve profitability.

         Though we continually seek to further enhance our product offerings and to develop new products, there can be no assurance that these development efforts will result in enhanced or timely new product introductions. Furthermore, there is no certainty that any enhancements or new products will achieve market acceptance. With the announcement of new or enhanced products that could potentially replace current products, customers may defer purchasing currently available products, which could have a materially adverse affect on our results of operations. Although we write off inventory that is considered excessive or obsolete, there can be no assurances that the recorded allowances for such write-offs will be adequate. A material increase in such write-offs and returns over our expectations could have a material adverse effect on our results of operations.

TECHNOLOGY AND PRODUCTS

ONEWORLD NETWORK COMMUNICATIONS SERVERS

         In September 1998 we began shipping the OneWorld Network Communications Server family which integrates hardware, server software and client software elements into a complete solution. Our servers are designed to provide versatile, easy-to-use, cost effective and expandable solutions that will meet the growing communication needs of small and medium sized businesses:

         Versatility. Our family of network communications servers are designed to provide the major wide-area data communications functions required by small and medium sized offices or businesses, including Internet access and routing, sending and receiving faxes, remote access and modem pooling. These capabilities solve a number of business problems for our customers.

            INTERNET ACCESS AND ROUTING: To provide Internet access for each employee, a small business often must purchase individual modems and phone lines for each computer, which can be very costly. Having only one computer set up in the office to access the Internet for all employees can result in delayed access to the Internet.

            OneWorld Network Communications Servers give all employees on the network access to the Internet by sharing fewer phone lines via the OneWorld server. Each employee, at his/her own computer, may dial out via our server to access their Internet service provider. By sharing phone lines, a small business can better utilize its communications equipment while providing shared Internet access to its employees.

            SEND FAX: Faxing is an important part of daily business communications for companies of all sizes. The usual process is to write a document on a computer, print it out, put it on a fax machine and wait until it has gone through. This process takes time and effort away from other important tasks that employees must handle during the day.

            The OneWorld server simplifies these tasks by letting employees fax a document directly from their computer, without the hassle of printing and standing at a fax machine. When the same document needs to be sent to multiple people, a simple click of a mouse button takes care of the process without any user intervention. In addition, our server solutions include award-winning FaxWorks for Windows and GlobalFax for Macintosh fax software with every OneWorld Fax Server and Suite Server product. Designed to be easy to use, our fax software includes everything an employee needs to create fax cover sheets, send single and multiple faxes and track the progress of each fax as it occurs.

            RECEIVE FAX: Tracking down the faxes that are sent to each employee can be a frustrating process. Some faxes are misplaced, some faxes are thrown away and some never show up at your desk when you urgently need them.

            The OneWorld server lets faxes be routed directly to a user's computer just like email. When a fax is received, it shows up in the Fax Inbox for immediate viewing by the recipient. In addition, a fax can be routed to others, can be marked up with notes and highlights for others to see, and can be filed for future reference. With the OneWorld server, faxes won't be lost and will be sent to the right person directly, and in confidence.

            REMOTE ACCESS: Keeping in touch with the office is harder than ever when you are traveling, working from home or from a client's office. Often, employees must be able to check their email, get documents from the company's file server and even fax documents from wherever they are.

            By dialing into the OneWorld server from a remote computer, employees can easily gain access to the company network. Once the OneWorld server verifies the user's identity and privileges, the employee can obtain files, address books, and other information as though they were actually in the office sitting at their desks. In addition, the remote employee can dial back out through the OneWorld server to the company's Internet Service Provider, giving them access to the web as though they were in the office. As a result, the remote employee is able to access all the information needed to keep in communication with co-workers, clients and vendors and keep business moving.

            MODEM POOLING: Employees who must handle specific dial-up functions such as vendor accounts and payroll processing must have a dedicated modem and phone line. When they are not handling these functions, the phone line sits idle.

            The OneWorld Network Communications Servers include modem pooling capabilities that allow all modems in the server to be shared by everyone on the company's network. Whether the modem is used to dial up another modem, server phone lines and modems are dynamically shared between all employees and their specific communications tasks resulting in the need for fewer phone lines and eliminating the need for individual modems.

          All these functions are offered in a single integrated server solution including required end-user client software. In addition, our family of communications servers are the first products to offer all these capabilities simultaneously to both Windows and Macintosh users.

         Expandability. Capacity for future growth has been designed into the OneWorld Network Communications Servers, allowing customers to expand and upgrade the functionality of their server while preserving their investment. Customers may purchase a server with only the functions they need today and then, at a later date, upgrade to our full suite of functionality through the simple addition of software. New functionality, such as firewalls and support for Virtual Private Networks (VPN's), and other new capabilities can be added in the future through software-only upgrades. To accommodate additional users, a customer can expand the number of ports in a server, or add additional servers. To increase bandwidth for faster Internet access, digital interfaces, including ISDN and DSL, can be added in the future.

         Simplicity. These products are designed to be simple to use and easy for the small office to administer and manage. A Wizard, software designed to simplify installation and configuration, has been developed to guide the small office manager through the process of setting up all the communications functions and user profiles from any PC on the network. Intuitive, graphical administration software simplifies tasks such as adding or deleting users, changing configurations and viewing status and usage. All these tasks can be performed from a central location for single or multiple servers.

         Cost Effectiveness. By integrating multiple wide-area data communications functions, a single OneWorld Network Communications Server can perform the function of three single-function products for a fraction of the price. In addition, we have developed a technology called "Dynamic Port Allocation," that allocates telephone line utilization so that every telephone port is available for every function and can be assigned by the server on demand, and on the fly, with no user or network administrator intervention required. For example, employees can fax by day, and use remote access by night, taking full advantage of the phone lines installed. In contrast to a collection of single function servers, each with their own dedicated phone lines, the result is that users need fewer phone lines and can reduce their monthly telecommunications costs, one of the largest expenses for small and medium sized businesses

          The following table shows the currently available products within our OneWorld Network Communications Server family - Model 5000 series:

--------------------------------------------------------------------------------
ONEWORLD NETWORK COMMUNICATIONS SERVERS - MODEL 5000
--------------------------------------------------------------------------------
         OneWorld Remote Access Server
                  (Remote access, Internet routing and network modem with four 56Kbps modems)
         One World Fax Server
                  (Network fax server and network modem with four 56Kbps modems) OneWorld Suite Server
                  (All capabilities of the Remote Access and Fax servers with four 56Kbps modems)
         OneWorld Suite Upgrade
                  (Upgrades the Remote Access or Fax Server to all the capabilities of the Suite Server)
         4 Port Modem Upgrade
                  (Adds four 56Kbps modems to any of the servers)

         We also offer the OneWorld 100 Communications Servers for Macintosh which provide complete, easy-to-use communications solutions for Macintosh network-based workgroups. The OneWorld Combo server features fax, remote access, and network modem capabilities, giving each user on a Macintosh network the ability to send and receive faxes and dial out on on-line services or bulletin board systems. OneWorld Combo is also a complete Apple Remote Access 1.0/2.0 server that allows offsite Macintosh users to connect to their company network from virtually any location. The OneWorld 100 Fax Server includes both fax and network modem capabilities, and OneWorld 100 Network Modem Server provides network modem capabilities.

LEGACY PRODUCTS

         During fiscal 1999 we also offered FaxWorks Pro LAN and FaxWorks Server NT, network fax server software for use in Windows, OS/2 and Windows NT environments. FaxWorks integrated advanced fax software features into a single user interface, allowing users to send and receive faxes directly from their computer on the network. These products were formally discontinued at the end of calendar 1998.

         Prior to the sale to Boca, we produced single-user modems and proprietary communications software for individual-use systems. These offerings included TelePort modems for Macintosh and Windows desktop computer users, PowerPort modems for Macintosh PowerBook computer users and PC Card (PCMCIA) modems for Macintosh PowerBook and Windows notebook users. On June 18, 1998, the Company sold all of these individual-use products to Boca. We no longer sell any of these products.

SALES AND MARKETING

SALES

         We distribute our current products through a two-tier distribution system. Our products are first sold to national distributors, including Ingram Micro and Tech Data in the United States and Cygcom and EMJ in Canada. These distributors then resell our product to national and regional value added resellers and corporate resellers, particularly those with a focus on serving the small and medium sized office market. We intend to increase the number of participating value added resellers by implementing recruiting, training and support programs aimed at these resellers. There can be no assurance that the Company will be successful in attracting new value added resellers to distribute our products, or that this distribution channel will be a successful one for us. Failure to attract new value added resellers or their inability to sell the products would cause our sales to fall below expectations, and our business, financial condition and results of operations would be materially adversely affected.

         Our inventories are subject to the risk that they may rapidly become obsolete or that quantities of certain products may exceed current or projected demand. While we have continually reserved against inventory that could be considered excessive or obsolete, no assurance can be made that our allowances for such write-offs and returns will be adequate. A material increase in such write-offs and returns over estimated rates could have a material adverse effect on our results of operations.

         We ship products within a short period after receipt of an order. Consequently, we do not anticipate a material backlog of unfilled orders, and revenues in any quarter should be substantially dependent on orders booked in that quarter. Our expense levels are based in part on expectations as to future revenues. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected order or revenue shortfall. Accordingly, any significant shortfall of demand in relation to our expectations or any material delay of customer orders would have an almost immediate adverse effect on our results of operations.

          Our two largest customers accounted for approximately 47% and 17%, respectively, of net revenue in fiscal 1999. Sales to these customers were of our single-user modem products which were sold to Boca on June 18, 1998. Our largest customer in fiscal 1999, an original equipment manufacturer, accounted for approximately 18% of net revenue in fiscal 1998.

         International sales represented approximately 46%, 15%, and 15% of net revenue in fiscal 1999, 1998, and 1997, respectively. Substantially all of these sales were of our single-user modem products, which were sold to Boca on June 18, 1998.

         In addition to domestic sales, OneWorld Communications Servers are sold in Canada, and may in the future be sold in other countries. Risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payments cycles, difficulties in managing international distributors, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and changes in demand resulting from fluctuations in earnings and from fluctuations in currency exchange rates. In addition, the laws of certain foreign countries do not provide protections for the Company's intellectual property to the same extent as do the laws of the United Sates.

MARKETING

         Our sales activities are complemented with a range of public relations, advertising and marketing programs designed to stimulate customer demand. We believe that reviews and comments by influential trade press, business press, market analysts and user group leaders have a pronounced impact on demand for our products. We conduct regular product strategy briefings and new product previews. Historically, we have enjoyed strong support from the trade press and have received numerous awards for our products. Additionally, we have extensively utilize direct marketing, including direct mail, to identify sales prospects for our products.

         We generally provide a one-year warranty on our server products which provides for the repair or replacement of products determined to be defective. Therefore, we are exposed to the risk of product returns from distributors, direct resellers and end-user customers. As part of the sale of the single-user modem products to Boca, Boca assumed all warranty liabilities for both the installed and future shipments of the products lines which it purchased.

COMPETITION

         The market for our products is intensely competitive and is characterized by rapidly changing technology, evolving industry communication standards and frequent new product introductions. A number of competitors, including Cisco Systems, Shiva, 3Com and Castelle, among others, offer products that compete with one or more of our communications server products. Our fax server products compete primarily with dedicated fax servers, stand-alone fax machines, electronic mail, and centralized fax systems and software produced by independent manufacturers such as Castelle, AVT and Omtool. Our remote access servers compete with products from Shiva (recently acquired by Intel), 3Com, and others who provide dedicated remote access servers and modem pools. Our Internet access and routing servers compete with competitors such as Cisco and 3Com and many others who provide a wide range of Internet access devices for all sizes of companies. In addition, these products also compete with a number of smaller competitors who are focused on the small to medium sized business market, including Ramp Networks, Netopia and others. Other companies in the personal computer industry, such as modem vendors, remote access server vendors, communications software vendors, fax machine manufacturers and personal computer manufacturers, could seek to expand their product offerings by designing and selling products using competitive technology that could render obsolete or have a material adverse effect on sales of future products.

         Many of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than us. In addition, the market for our server products can be subject to significant price competition. We may face increasing pricing pressures from current competitors. Accordingly, there can be no assurance that we will be able to provide products that compare favorably with the products of competitors or that competitive pressures will not require us to further reduce prices. Any material reduction in our products' prices could negatively affect gross profit as a percentage of net revenue and could require us to increase unit sales in order to maintain net revenue. There can be no assurance, however, that we would be able to increase unit sales or make up for a short fall. Any failure to increase unit sales or make up for a short fall in net revenue would have a material adverse effect on our financial condition and results of operations.

PROPRIETARY RIGHTS

         We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have no patents or patent applications pending. We seek to protect our hardware, software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We seek to protect our brand names under trademark and unfair competition laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use proprietary information. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that competitors will not independently develop similar technology.

         Due to the rapid pace of innovation within the communications software industry, we believe that success in technological leadership is likely to depend more upon the technological, creative, and marketing skills of our personnel, our continued innovation, and customer support than on the various legal means of protecting existing technology.

         We are aware of products or services in addition to our own that are currently marketed under the trademark "OneWorld". There can be no assurance that litigation with respect to these trademarks will not be instituted by any third parties. If any such litigation were successful, we could be required to pay damages and cease all use of a particular trademark. There can be no assurance that any loss of the right to use a trademark would not reduce sales of our product. In any event, even if we were successful in any such litigation, the associated legal and other costs could be substantial. As is customary in our industry, we from time to time receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that any such claims would not result in protracted and costly litigation.

RESEARCH AND DEVELOPMENT

         Our research and development efforts are primarily focused on software development, hardware development, and systems integration. Expenditures for research and development were $5.4 million, $9.7 million, and $12.0 million for the fiscal years ended March 31, 1999, 1998, and 1997, respectively. Customer-sponsored research and development was immaterial during these periods.

         We believe that future success will depend on our ability to enhance our current products and develop new products on a timely and cost effective basis that meet changing customer needs and respond to emerging industry standards and other technological changes. In particular, we must adapt our products to the evolving technological standards of the various computer platforms and new technical standards resulting from increases in data transmission speed and Internet technology evolution. Any failure to anticipate or respond adequately to changes in technology and customer preferences or any significant delay in product development or introduction would have a material adverse effect on our results of operations. Due in part to the factors described above, we are subject to the risk that inventories may rapidly become obsolete or that the quantities carried of certain products exceed current or projected demand. In addition products as complex as those offered by us may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that, despite our testing and trials by current and potential customers, errors will not be found in new products after commencement of commercial shipments resulting in a delay in market acceptance or a recall of such products.

MANUFACTURING AND SUPPLIERS

         We purchase fully manufactured and tested units from a "turnkey" manufacturing subcontractor. We believe that although there are a number of alternative contract manufacturers that could produce our products, it could take a significant period of time and result in significant additional expense to qualify an alternative subcontractor and commence manufacturing in the event of a reduction or interruption of production. Therefore, we are highly dependent, on a short-term basis, on the continued relationship with our "turnkey" manufacturing subcontractor and any reduction, interruption, or termination of this relationship could have a material adverse effect on our operating results. Components and manufacturing services are obtained from our supplier on an as-needed basis.

         We have been, and will continue to be, dependent on sole or limited source suppliers for certain key components used in our products, particularly chip sets designed and manufactured by Rockwell International and Motorola. We generally purchase sole or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business and have no guaranteed supply arrangements with any sole or limited source suppliers. Certain component suppliers, such as Rockwell, are also modem manufacturers and, accordingly, could elect to satisfy their internal supply requirements rather than fulfill our purchase requirements. In the past we have experienced delays in product development and difficulties in manufacturing sufficient product to meet demand due to the inability of certain suppliers to meet our requirements for key components, and failure to meet such requirements in the future could have a material adverse effect on our results of operations.

EMPLOYEES

         As of March 31, 1999, we employed a total of 43 persons, including 13 in sales, marketing and customer support, 17 in engineering and product development and 13 in finance, administration and operations. We have one employee located in Canada. None of our employees are represented by a labor union or are subject to collective bargaining agreement. We believe that corporate relations with employees are good. Our future success depends to a significant extent on our senior management and other key employees, including key development personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part on our ability to attract and retain additional key employees. Competition for such personnel in the computer industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.

EXECUTIVE OFFICERS OF THE COMPANY

               The current executive officers of OneWorld Systems, Inc. and their ages as of March 31, 1999 are as follows:

         Name                              Age              Position
         ---------------------------------------------------------------------------------------------------------
         Neil Selvin                       45               President, Chief Executive Officer and Director
         Leonard A. Lehmann                44               Chairman of the Board
         Marc E. Linden                    38               Senior Vice President  & Chief Financial Officer
         Marsha Raulston                   50               Vice President, Human Resources & Customer Satisfaction

         Neil Selvin has served as President and Chief Executive Officer and director of OneWorld Systems, Inc. since March 1993. From February 1990 to March 1993, he was Director of Marketing at Apple Computer for the PowerBook product family and, prior to that, for Apple's peripherals product line. From 1985 to 1990, Mr. Selvin was employed by Ampex Corporation, a manufacturer of electronics products, most recently as Chief Operating Officer of its Video Systems division and also as business unit general manager and in several marketing management positions. Prior to joining Ampex Corporation, Mr. Selvin held marketing, sales and technical management positions at Varian Associates and Apollo Lasers. Mr. Selvin received a B.A in physics and mathematics from Pomona College, an M.S. in physics from Brown University, and an M.B.A. from Harvard Business School.

        Leonard A. Lehmann has served as Chairman of the Board of OneWorld Systems, Inc. since its founding in June 1989. From January 1993 to March 1996, Mr. Lehmann served as Vice President, Advanced Products and evaluated new technologies and performed strategic planning for the Company. From March 1992 to January 1993, he served as Vice President, Engineering of the Company. From June 1989 to March 1992, he served as the Company's Chief Executive Officer. Mr. Lehmann was also a founder of DigiRad Corporation, a medical imaging company, and GreenSpring Computers, Inc., an industrial computer manufacturer. Mr. Lehmann received a B.S. in electrical engineering from Cornell University, and a M.S. and Ph.D. in electrical engineering from Stanford University.

        Marc E. Linden became OneWorld Systems' Vice President and Chief Financial Officer in July 1997. Mr. Linden joined the Company in June 1996 as Vice President of New Business Development. From October 1992 to June 1996, Mr. Linden was Director of Business Development and Planning of Octel Communications, a voicemail equipment manufacturer. From 1987 to 1992, he was employed as a consultant with McKinsey & Co. Mr. Linden received a B.A. in Economics from the University of California Berkeley, and an M.B.A from Harvard Business School.

        Marsha Raulston became OneWorld Systems' Vice President, Customer Satisfaction in January 1994 and, in January 1997, also assumed responsibility for Human Resources. From October 1991 to January 1994, Ms. Raulston was Vice President of Customer Service of Intuit, a personal finance software company. From 1987 to October 1991, Ms. Raulston served as Corporate Coordinator, Quality of Work Life at American Airlines, Inc. and prior to that, she worked for the Citicorp Diners Club, Inc., a credit card issuer. Ms. Raulston holds a B.A. in psychology from Stephens College in Columbia, Missouri and an M.A. in sociology from the University of Nottingham in Nottingham, England.

ITEM 2.     PROPERTIES

         We lease approximately 128,000 square feet of office space for our headquarters in Sunnyvale, California. This facility accommodates administration, finance, sales, marketing, customer satisfaction, engineering, research and development, and distribution. The lease on the facility carries an approximate monthly rent of $106,000 and will expire in April 2000. On average during the fiscal year ended March 31, 1999, approximately 73,000 square feet of this office space was sublet.

         We lease a facility located in Plano, Texas the former location of our manufacturing and distribution operations, consisting of approximately 24,000 square feet. The lease on this space expires in December 2002 and monthly rent is approximately $9,975. All of this space has been sublet following the sale of our single-user modem operations.

         We also lease approximately 21,000 square feet of office space in Marietta, Georgia. This lease expires in January 2000 and the monthly rent is approximately $18,000. Approximately 16,000 square feet is sublet through the end of the lease. We also lease one sales office in Canada.

         We believe that the committed space is adequate for our current needs and that additional space sufficient to meet our needs for the foreseeable future is available on commercially reasonable terms. We have incurred no significant expenses to date related to the compliance with a variety of environmental regulations to which our facilities are subject.

ITEM 3.     LEGAL PROCEEDINGS

         In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date of this submission, OneWorld Systems, Inc. is not a party to any material litigation and is not aware of any material pending or threatened litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the fourth fiscal quarter ended March 31, 1999.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------


ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following required information is filed as part of the report.

         Our Common Stock is traded on the Over the Counter Bulleting Board ("OTCBB") under the symbol "OWLD." We have not paid dividends to date on our Common Stock, and we do not anticipate paying any cash dividend on the Common Stock in the foreseeable future. On June 23, 1999 we announced that stockholders approved and the Board of Directors subsequently adopted a one-for-ten reverse split effective July 6, 1999. The following table sets for the range of high and low closing prices for the Common Stock, retroactively adjusted for the reverse split:

                                           Low Sales Price     High Sales Price
--------------------------------------------------------------------------------
Fiscal 1999
       First Quarter                         $    5.63            $   12.19
       Second Quarter                             2.81                 7.19
       Third Quarter                              1.25                 5.00
       Fourth Quarter                             1.56                 5.31

Fiscal 1998
       First Quarter                         $   14.38            $   46.25
       Second Quarter                            16.88                35.63
       Third Quarter                             10.00                35.75
       Fourth Quarter                             9.06                27.19

         On March 31, 1999, there were approximately 325 holders of record of the Company's Common Stock. This number does not include beneficial owners of Common Stock whose share are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

ITEM 6       SELECTED FINANCIAL DATA

         The following selected financial information for the years ended March 31, 1995 through March 31, 1999 is derived from our consolidated financial statements, which have been audited by our independent auditors. The information set forth below is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related noted thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                                                  Fiscal years ended March 31,
                                                            -------------------------------------------------------------------
In thousands, except per share data                               1999          1998          1997          1996          1995
--------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA(2)
     Net revenue                                             $  13,067     $  61,468     $  90,174     $ 136,941     $  80,021
     Income (loss) from operations                             (11,548)       (8,973)      (42,029)       16,154        (3,239)
     Income (loss) from continuing operations                   (5,152)       (4,709)      (35,852)       12,148        (6,206)
     Income (loss) from discontinued operations(1)                  90         1,331        (4,029)       (3,312)       (1,466)
     Net income (loss)                                          (5,062)       (3,378)      (39,881)    $   8,836     $  (7,672)
     Basic earnings per share:(3)
         Income (loss) from continuing operations            $   (2.90)    $   (2.77)    $  (21.29)    $    7.35     $   (4.24)
         Net income (loss)                                   $   (2.85)    $   (1.99)    $  (23.68)    $    5.35     $   (5.24)
         Shares used in computing income (loss) per share        1,779         1,701         1,684         1,653         1,463
     Diluted earnings per share:(3)
         Income (loss) from continuing operations            $   (2.90)    $   (2.77)    $  (21.29)    $    6.80     $   (4.24)
         Net income (loss)                                   $   (2.85)    $   (1.99)    $  (23.68)    $    4.95     $   (5.24)
         Shares used in computing income (loss) per share        1,779         1,701         1,684         1,786         1,463

BALANCE SHEET DATA
     Working capital (deficit)                               $   9,100     $     233     $  (3,760)    $  36,402     $  28,468
     Total assets                                               12,128        17,973        35,200        72,035        53,722
     Total liabilities                                           2,592        13,628        27,850        24,204        17,587
     Stockholders' equity                                    $   9,536     $   4,345     $   7,350     $  47,831     $  36,135
--------------------------------------------------------------------------------------------------------------------------------

        The selected financial data has been derived from, and should be read in conjunction with, the related Consolidated Financial Statements.

        (1) In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue the operations of its enterprise network server operation in the United Kingdom (formerly the Company's ISDN Division). Therefore the results for the ISDN division are classified as discontinued operations on the Company's Consolidated Statements of Operation, and prior periods have been restated accordingly.

        (2) In the first quarter of fiscal 1999, the Company sold its single-user modem operations and refocused its efforts on communication server products. Results of operations prior to and including June 1998 are primarily related to the Company's former single user modem business. Financial results after that date are primarily attributable to the Company's new communications server product offerings.

        (3) On June 23, 1999, we announced that our stockholders approved and the Board of Directors subsequently adopted a one-for-ten reverse split effective July 6, 1999. Earnings per share data has been retroactively restated to adjust for the effect of the reverse split.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include those set forth in Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Additional Risk Factors that Could Affect Operating Results and Market Price of Stock." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

OVERVIEW

         OneWorld Systems, Inc. was founded in 1989 and incorporated in Delaware as Global Village Communication, Inc. We develop and manufacture products that enhance and simplify wide-area data communications for the small and medium sized office market. Our OneWorld Network Communications Servers are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, on-line service access and fax capabilities.

         On June 18, 1998 we completed the sale of substantially all of the assets of our single user modem product offerings, including related accounts receivable, inventory, equipment, intellectual property, and other production and research and development assets to Boca Research, Inc. ("Boca"). At that time, we changed our corporate strategy to focus on wide-area data communications for small and medium sized offices and changed our name to OneWorld Systems, Inc.

         Until June 18, 1998 we were actively engaged in the single-user modem business, where we were considered a leader in the design, development and marketing of easy-to-use integrated communications products for personal computers with Windows, Macintosh, OS/2 or DOS operating systems.

         We are now entirely focused on our new family of communications server products targeted to the small and medium sized office market. These server products combine Internet access and routing, remote access, fax and shared modem capabilities in a single, easy-to-use product. These products, known as the OneWorld family of Network Communications Servers, were announced on June 8, 1998, and began shipping in September 1998. Our primary source of revenue is now from these products. Revenue from this product line is dependent upon the commercial acceptance of the products, which in turn depends on continued development and technical enhancement of the product, sales and marketing efforts, technical reviews by independent parties, introductions of new technologies, performance of our valued added resellers, distributors and suppliers, and announcements by competitors, among other factors. There can be no assurance we will be successful in our ongoing development efforts or able to introduce technical enhancements and/or new features and functionality in a timely manner. Failure to do so could result in lower customer acceptance of our products and result in our products falling behind competitors' product capabilities, which would have a material adverse effect on sales of our products. Many of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than we do. To sell our new communications server products will require us to significantly expand our value added reseller distribution channel which is different from that of our former single-user modem product business. There can be no assurance that we will be successful in the continuing development and maintenance of an effective distribution channel for our new products. There can be no assurance that the marketplace will accept our communications server products. If the sales of our new products are below expectations, our business, financial condition and results of operations will be materially adversely affected.

         With the reliance on revenues from our new communications server products and our projected expense levels, we do not anticipate profitability in the short-term. In addition, our industry in continually faced with the threat of pricing pressure, which could lead to reductions in the average sales prices for our products and could have a materially adverse affect on gross margins. There is no assurance that we will ever achieve profitability.

         Though we continually seek to further enhance our product offerings and to develop new products, there can be no assurance that these development efforts will result in enhanced or timely new product introductions. Furthermore, there is no certainty that any enhancements or new products will achieve market acceptance. With the announcement of new or enhanced products that could potentially replace current products, customers may defer purchasing currently available products, which could have a materially adverse affect on our results of operations. Although we write off inventory that is considered excess or obsolete, there can be no assurance that the recorded allowances for such write-offs will be adequate. A material increase in such write-offs and returns over our expectations could have a material adverse effect on our results of operations.

         In March 1999 we completed a financing pursuant to a Unit Purchase Agreement, whereby we received $10.1 million in exchange for the issuance of 8,060,000 (806,000 giving effect to the one-for-ten reverse split effective July 6, 1999) shares of Common Stock and 3,100,000 shares of Preferred Stock. Investors included certain affiliates of Integral Capital Partners, certain affiliates of Hambrecht and Quist, and Kevin Compton, a member of the Board of Directors.

         On June 22, 1999 our stockholders approved the proposed amendment to our Certificate of Incorporation to effectuate either a one-for-seven, one-for-ten, or one-for-fourteen reverse stock split. On June 23, 1999, our Board of Directors subsequently adopted a one-for-ten reverse split ratio effective July 6, 1999. The effect of the reverse split has been accounted for where indicated throughout this document.

RESULTS OF OPERATIONS

         The following table sets forth the percentages of revenues represented by certain items in the Company's Consolidated Statements of Operations for the periods indicated:

                                                     Fiscal year ended March 31,
                                                   -----------------------------
                                                     1999       1998       1997
---------------------------------------------------------------------------------
Net revenue                                         100.0 %    100.0 %    100.0 %
Cost of revenue                                      75.4       68.7       89.2
                                                   -----------------------------
   Gross profit                                      24.6       31.3       10.8
                                                   -----------------------------

Operating expenses
   Research and development                          41.2       15.8       13.3
   Marketing and sales                               42.4       22.6       32.0
   General and administrative                        26.2        7.1        8.2
   Restructuring costs                                3.1        0.4        1.4
   Loss from investment in GlobalCenter, Inc.         --         --         2.4
                                                   -----------------------------
       Total operating expenses                     113.0       45.9       57.4
                                                   -----------------------------
       Loss from operations                         (88.4)     (14.6)     (46.6)
                                                   -----------------------------

Other income, net                                    48.8        6.9        0.9
                                                   -----------------------------
   Loss before income taxes                         (39.6)      (7.7)     (45.7)
   Income tax benefit                                 0.2        --         6.0
                                                   -----------------------------
       Loss from continuing operations              (39.4)      (7.7)     (39.8)
                                                   -----------------------------

Income (losss) from discontinued operations           0.7        2.2       (4.5)
                                                   -----------------------------
       Net loss                                     (38.7)      (5.5)     (44.2)
                                                   -----------------------------

NET REVENUE

         On June 18, 1998, the Company sold its single-user modem operations to Boca Research, Inc. This operation accounted for substantially all of the Company's revenues in the current and previous fiscal years. Consequently, the comparisons below should not be relied upon as predictors of future performance.

         Net revenues include revenue from gross shipments, licenses and royalties, less returns and allowances.

                                                      Fiscal year ended March 31,
                                                    ------------------------------
(dollars in thousands)                                 1999       1998       1997
----------------------------------------------------------------------------------
Total net revenue                                    $13,067    $61,468    $90,174
Percentage decrease compared to prior fiscal year        -79%       -32%
----------------------------------------------------------------------------------

         The decrease in net revenue for fiscal 1999 as compared to fiscal 1998 was primarily attributable to our sale of the modem operation. We sold no modem business products after the close of the transaction with Boca on June 18, 1998. Net revenue for fiscal year 1999 was comprised of the sale of single-user modem products though June 18, 1998, our retained legacy products, including FaxWorks Pro LAN products which were formally discontinued during the quarter ended December 31, 1998, and the new OneWorld Network Communications Servers. The decrease in net revenue for fiscal 1998 as compared to the fiscal 1997 is primarily attributable to decreased shipments of our Teleport and PC Card notebook (including PowerPort) modem products subsequently sold to Boca.

         Aggregate returns and allowances were approximately 10%, 10% and 18% of gross revenues for fiscal years 1999, 1998 and 1997, respectively. Returns remained flat from fiscal 1998 to 1999, the reduction from fiscal 1997 to 1998 was primarily due to unusually high rates of returns and reserves for several slow moving products. We established reserves and allowances to estimate future returns due to end-user returns, stock balancing and discontinued and non-saleable products based on the Company's past experience and internal forecasts. Until such time that we have sufficient experience to accurately estimate product returns for our new OneWorld Network Communications Servers, we will defer revenue recognition until cash payment is received. There can be no assurance that the Company's historical experience regarding returns and allowances will continue or that its projections will prove accurate. If the Company experiences returns in excess of its reserves the Company's results of operations could be materially, adversely effected.

         International revenues decreased to $6.1 million in fiscal 1999 from $9.3 million in fiscal 1998 and from $13.3 million in 1997. As percentage of net revenue, international revenue increased to 46% in 1999 from 15% in 1998 and 15% in 1997. The increase in the relative proportion of international revenue in fiscal 1999 is due to large international OEM shipments to Apple Computer of modem products prior to the sale of the single-user modem operations. The absolute decrease in international revenue is primarily due to the sale of our single-user modem business on June 18, 1998. We are focusing on sales of our new servers in the United States and Canada only. Therefore, we anticipate a decrease in the proportion of significant international net revenues in the near future. There can be no assurance that we will be able to attain international demand for the new OneWorld Network Communications Server products or that our distributors will be able to effectively meet that demand. The preceding sentence discussing the anticipated levels of international revenue is a forward-looking statement, and international net revenues could differ materially, due to the risks disclosed in Part II, Item 7, under the heading "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock".

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

GROSS PROFIT

         Cost of revenue primarily consisted of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments and warranty expenses. Our gross profit as a percentage of net revenue was:

                                             Fiscal year ended March 31,
                                          ----------------------------------
   (dollars in thousands)                    1999        1998        1997
----------------------------------------------------------------------------
Net revenue                               $13,067     $61,468     $90,174
Cost of revenue                             9,850      42,204      80,439
                                          ----------------------------------
    Gross profit                          $ 3,217     $19,264     $ 9,735
                                          ----------------------------------
Gross profit percentage of net revenue         25%         31%         11%
                                          ----------------------------------

         The gross profit margin decrease between fiscal year 1999 compared to fiscal year 1998 was primarily attributable to price reductions on certain of our single-user modem products sold during the first fiscal quarter of 1999, an increase in lower margin OEM modem business sold during the first fiscal quarter of 1999, and one-time costs associated with the transition to OneWorld Systems. The gross profit increase from 11% in fiscal 1997 to 31% in fiscal 1998 was primarily attributable to significant inventory reserves for slow moving products and inventory write-downs recorded in 1997. Gross profit margins are likely to fluctuate as a result of the sales mix between lower and higher margin products, changes in distribution channels, as well as a percentage of revenue changes in component and production costs, price reductions and reserve requirements. We anticipate gross profit margin as a percentage of revenue in the future will be higher than historical levels due to the higher gross profit margin as a percentage of revenue realized on our new OneWorld Network Communications Servers. The proceeding sentence discussing future gross profit margins is a forward looking statement, and profit margins could differ materially, due to the risks disclosed in Part II, Item 7, under the heading "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock".

EXPENSES

         Operating expenses were comprised of the following:

                                                                    Fiscal year ended March 31,
                                              -------------------------------------------------------------------------------
 (dollars in thousands)                                1999                       1998                       1997
---------------------------------------------------------------------     ------------------------    -----------------------
                                                             % of net                     % of net                  % of net
                                                 $            revenue        $             revenue        $          revenue
                                              -------         -------     -------          -------    -------        -------
Research and development                      $ 5,386           41.2%     $ 9,727           15.8%     $12,008           13.3%
Marketing and sales                             5,545           42.4       13,900           22.6       28,900           32.0
General and administrative                      3,430           26.2        4,370            7.1        7,367            8.2
Restructuring costs                               404            3.1          240            0.4        1,298            1.4
Loss from investment in GlobalCenter, Inc.         --           --             --           --          2,191            2.4
                                              -------                     -------                     -------
   Total operating expenses                   $14,765                     $28,237                     $51,764
-----------------------------------------------------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

         Research and development expenses for fiscal 1999 decreased 45% compared to fiscal 1998. The decrease in research and development expenses is primarily related to reductions in headcount and manufacturing support costs resulting from the sale of our single-user modem operations to Boca. The decline in fiscal year 1998 from fiscal 1997 was primarily the result of a reduction in personnel costs and increased control of discretionary expenditures. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, in compliance with SFAS No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed." Historically, software development has been substantially completed concurrent with the establishment of technological feasibility, and, accordingly, no costs have been capitalized to date.

MARKETING AND SALES

         Marketing and sales expenses decreased 60% between fiscal 1999 and fiscal 1998, and decreased 52% between fiscal 1998 with fiscal 1997. The decline in fiscal 1999 expenses was primarily attributable to a reduction in advertising and promotion expenses, as well as a reduction in personnel costs associated with the sale of the single-user modem operations to Boca Research. The fiscal 1998 decline was also attributed to a reduction in advertising and promotion expenses and personnel costs.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased 21% between fiscal 1999 and fiscal 1998 and 41% between fiscal 1998 and fiscal 1997. The fiscal 1999 decrease was primarily attributable to a reduction in personnel costs associated with the sale of the single-user modem operations. The 1998 decrease in expenditures was primarily the result of a reduction in legal, bad debt, telecommunications, and certain discretionary expenditures.

RESTRUCTURING COSTS

         On March 31, 1998, we announced a fundamental shift in business strategy to focus our efforts on our new line of communications servers for small and medium size offices and a change of our name to OneWorld Systems, Inc. At that time, we recorded a net restructuring charge of $240,000 to provide for severance costs associated with a reduction in force of approximately 25 employees. During the first fiscal quarter of 1999, the Company recorded an additional restructuring charge of approximately $404,000 related primarily to severance costs for 8 employees ($247,000), rent and facilities costs ($88,000), and fixed asset impairments ($69,000) associated with the transition to OneWorld Systems. At March 31, 1999 the accrued restructuring costs balance associated with the March 1998 restructuring was approximately $82,000 and relates primarily to the remaining lease payment of the Plano, Texas facility.

NET OTHER INCOME

                                                                        Fiscal year ended March 31,
                                                    --------------------------------------------------------------------------
 (dollars in thousands)                                    1999                         1998                     1997
----------------------------------------------------------------------------   ------------------------    ------------------
                                                                   % of net                  % of net                % of net
                                                        $           revenue        $          revenue          $      revenue
                                                    -------        -------     --------       -------       -------   -------
 Gain on sale of modem business                     $ 6,175          47.3%     $      --         --%         $ --          --%
 Gain on sale of investment in GlobalCenter,             --            --          3,691         6.0           --          --
 Loss on sale of investment in AirMedia, Inc.            --            --         (2,074)       -3.4           --          --
 Interest income                                        215           1.6             87         0.1          411         0.5
 Interest expense                                       (30)         -0.2           (154)       -0.3         (248)       -0.3
 Repayment of loan previously reserved                   --            --          2,600         4.2           --          --
 Other income                                            14           0.1            114         0.2          613         0.7
                                                    -------------------------------------------------------------------------
    Total other income, net                         $ 6,374          48.8%     $   4,264         6.9%     $   776         0.9%
------------------------------------------------------------------------------------------------------------------------------

SALE OF MODEM BUSINESS

         On June 18, 1998, we completed the sale of our modem operations to Boca Research, Inc. During the quarter ended June 30, 1998, we recorded a net gain of $6.128 million and during the quarter ended March 31, 1999 recorded an additional gain of $47,000 representing the release of reserves for contingencies determined to be fully resolved. The full effect of the sale of the modem operations to Boca was a net gain of $6.175 million.

         Included in the sale were substantially all of our assets related to our single-user modem and software product offerings. Additionally, we issued to Boca Research a five year Warrant to purchase up to 425,000 (42,500 giving effect to the one-for-ten reverse split) shares of our Common Stock at approximately $1.00 ($10.00 giving effect to the reverse split) per share. In consideration for these assets, Boca assumed certain of our liabilities related to the modem operations, paid the Company $4.0 million in cash, and delivered a non-interest bearing promissory note for $6.0 million, which was recorded at $5.855 million. The difference between the recorded value and the face value of the note was recognized as interest income over the life of the note. As of March 31, 1999, we received payments of interest and principal of $5.8 million. The remaining balance due of $200,000 was offset against an equal amount due Boca by us pursuant to an agreement between the parties made at the time sale of the modem business was completed.

         The assets purchased by Boca included products which represented the overwhelming majority of our revenues and gross profit. These products did not contribute to our reported net revenue or gross profit after June 18, 1998. For the year ending March 31, 1999, these products accounted for approximately 94% of our reported net revenue and 87% of reported gross profit, and for the year ended March 31, 1998, these products accounted for approximately 95% of our reported net revenue and approximately 88% of reported gross profit.

SALE OF INVESTMENT IN AIRMEDIA LIVE, INC.

         In the second quarter of fiscal 1997, we completed an equity investment in AirMedia, Inc. ("AirMedia") of $4.1 million. We accounted for this investment in AirMedia using the cost method of accounting. In July 1997, we sold substantially all our investment in AirMedia to an existing AirMedia shareholder for approximately $2.0 million in cash. As a result, we recorded a loss of $2.1 million in the second quarter of fiscal 1998.

SALE OF INVESTMENT IN GLOBALCENTER, INC.

         In April 1996, we announced that we had incorporated our Internet Services Division as a standalone business called GlobalCenter, Inc. At the same time, we announced that UUNET Technologies, Inc. had acquired a 19.9% equity interest in GlobalCenter. At that time, we no longer had the ability to exercise significant control over GlobalCenter. Accordingly, we no longer consolidated the results of GlobalCenter and began to account for our investment using the equity method of accounting. As a result of the refinancing and operating performance of GlobalCenter during the first quarter of fiscal 1997, we recorded an investment loss of $2.2 million, and reduced the book value of our investment to zero. In December 1996, GlobalCenter entered into a definitive merger agreement whereby GlobalCenter and Phoenix-based Primenet Services for the Internet, Inc. merged, reducing our percentage ownership below 10%. Accordingly, in the third quarter of fiscal 1997, we began accounting for our investment in GlobalCenter using the cost method of accounting. In September 1997, we agreed to sell our remaining equity stake in GlobalCenter to an existing shareholder of GlobalCenter for approximately $3.7 million in cash. As a result we recorded a gain of $3.7 million in the second quarter of fiscal 1998.

OTHER NET INCOME

         Other net income earned during the fiscal year ended March 31, 1999 consisted primarily of imputed interest income on the note receivable from Boca. In addition to the net gain on investments earned in fiscal 1998, other net income included a $2.6 million repayment on a loan made by us which had previously been fully reserved. The fluctuation in interest income between the years presented is the result of lower cash balances and increases in line of credit borrowings during fiscal year 1998 and the interest earned on the note receivable from Boca during fiscal 1999.

PROVISION FOR INCOME TAXES

         The combined federal, state and foreign effective income tax rates for continuing operations were 0% in fiscal 1999, 0% in fiscal 1998, and 13% in fiscal 1997. The rates differ from the combined statutory rates primarily due to the establishment of a full valuation allowance against the deferred tax assets.

DISCONTINUED OPERATIONS

         We adopted a formal plan to discontinue our enterprise network server operation based in the United Kingdom in the second fiscal quarter of 1997. The disposition of the operation was accounted for as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30, and accordingly, we restated all prior period consolidated financial statements to reflect the discontinuance of the operation. The gain of $90,000 (no income tax effect) in fiscal year 1999 represents the reversal of certain accruals for estimated disposal costs which were not incurred. The gain of $1.3 million (no income tax effect) reported in fiscal year 1998 is the result of a release of a reserve established for contingent liabilities associated with the disposition of the operation. We determined that those particular contingencies reserved had been resolved.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and short-term investments totaled $11.2 million at March 31, 1999, representing 92% of total assets. This represents an increase of $8.1 million from March 31, 1998, when cash and short-term investments totaled $3.1 million, or 17% of total assets.

         Working capital was $9.1 million at March 31, 1999 and $0.2 million at March 31, 1998, an increase of $8.9 million. The increase in working capital was primarily due to the Company's sale of its single-user modem operations to Boca in June 1998 and an investment of $10.1 million pursuant to a Unit Purchase Agreement between the Company and certain investors, completed in March 1999.

         Since last fiscal year end, we have used approximately $11.7 million in cash to finance both our continuing and discontinued operations. At March 31, 1999, our principal source of liquidity was $11.2 million in cash and short term investments. We do not expect fiscal 2000 capital expenditures to exceed historical levels.

         Our primary source of revenue in the future will be derived from our OneWorld Network Communications Servers. During the past year, we have experienced significant negative cash flows from operations. Revenue from our new products have not yet reached levels sufficient to offset operating expenses. As such, we do not expect to be profitable in the short-term and expect to continue to incur significant negative cash flows from operations. However, we currently believe that existing cash and revenue for the new server products should enable us to meet our cash requirements for at least the next twelve months. The preceding sentence is a forward-looking statement, and actual results could differ materially from those indicated, due to the risks disclosed in Part II, Item 7, under the heading "Additional Risk Factors That Could Affect Operating Results and Market Price of Stock". Failure to meet our expectations for revenue and gross profit from our new products, operating expenses in excess of expectations, or other unforeseen expenditures would have a material adverse impact on our financial condition. We may be required to issue additional debt or equity securities which could substantially dilute the ownership of existing stockholders. Any shortfall in funding could result in us having to curtail the introduction or development of new products and our entry into new markets, any of which could have a material adverse affect on our business, financial condition and results of operations.

YEAR 2000 ISSUES

         We are aware of the potential risk of Year 2000 software failures. We have commenced, but not yet completed, our evaluation of the Year 2000 issue, and are in the process of identifying the areas in which we may have exposure in the systems utilized by us to operate our business, systems used by key suppliers and customers, and products we produce.

         In fiscal 1999, we assessed the impact of Year 2000 issues on our internal systems and determined that components of our corporate information system would not accommodate dates after 1999. During the first quarter of the fiscal year ending March 31, 2000, we completed an upgrade to this system which we believe will ensure that it is Year 2000 compliant. In addition, we have determined that certain of our telecommunications systems and desktop computer applications programs are not Year 2000 compliant and will have to be upgraded or replaced. We are in the process of implementing a corrective plan of action.

         Concurrent with performing the above steps, we will make certain investments in systems, applications and products to address Year 2000 issues. We have not tracked internal resources dedicated to the resolution of the Year 2000 issue and, therefore, are unable to quantify internal costs incurred to date that are associated with the Year 2000 issue. We have, however, hired external consultants to resolve internal information system issues related to the resolution of the Year 2000 issue. No identifiable expenditures for these consultants were incurred through March 31, 1999. Approximately $75,000 of consulting fees related to the upgrade of our internal information system will be recorded during the first fiscal quarter of 2000. Expenditures to resolve Year 2000 issues are not expected to be material, and are expected to be funded through cash generated from operations.

         We are also in the process of reviewing our Year 2000 exposure from our customers, suppliers and other business partners. There can be no assurance that all the systems of our customers, suppliers and other business partners will be Year 2000 compliant on a timely basis, or at all. If these third parties' systems are not compliant, we could experience delays in customers' orders or in obtaining supplies, materials and finished products from our vendors, which could have a material adverse affect on our business, financial condition and results of operations.

         We have commenced efforts to ensure that all products that we currently produce will be fully Year 2000 compliant. We believe that hardware related Year 2000 problems have been identified and resolved. Preliminary internal testing of our software has been completed with no issues detected. We do, however, intend to hire external consultants to conduct more comprehensive formal testing of our software products which may reveal Year 2000 issues which we have not identified thus far. We believe that any costs incurred to bring our products into compliance will not have a material impact on our financial position, results of operation or cash flows. Despite our efforts in the worst-case scenario, non-Year 2000 compliant products could result in the loss of or delay in market acceptance of our products, which would likely result in a material adverse effect upon our business, financial condition and results of operations. If such a scenario were to occur, our contingency plan would be to work internally and with outside consultants as needed to make such products Year 2000 compliant as soon as possible. There can be no assurance, however, that such contingency plan will provide an effective solution to any such Year 2000 issues in a timely manner, or at all.

         Our plan to complete our Year 2000 modifications is based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including continued availability of certain resources and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences included the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes.

SUBSEQUENT EVENTS

         On June 22, 1999, at a special meeting, our stockholders approved the proposed amendment to our Certificate of Incorporation to effectuate either a one-for-seven, one-for-ten, or one-for-fourteen reverse stock split. On June 23, 1999 our Board of Directors set a reverse split ratio of one-for-ten effective July 6, 1999. The effect of the reverse split has been accounted for where indicated throughout this document. The effect of the reverse split will also trigger the automatic conversion of 50% of the outstanding Series A Preferred Stock.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

         In addition to the other information in this Annual Report, one should carefully consider the following factors in evaluating us.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

         We believe that our future success will depend on our ability to enhance our current products and develop new products on a timely and cost effective basis that meet changing customer needs and respond to emerging industry standards and other technological changes. In particular, we must adapt our products to the evolving technological standards of the various computer platforms and new technical standards resulting from increases in data transmission speed and Internet technology evolution. Any failure to anticipate or respond adequately to changes in technology and customer preferences or any significant delay in product development or introduction would have a material adverse effect on our results of operations. Due in part to the factors described above, we are subject to the risk that inventories may rapidly become obsolete or that the quantities carried of certain products exceed current or projected demand. In addition products as complex as those offered by us may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that, despite our testing and trials by current and potential customers, errors will not be found in new products after commencement of commercial shipments resulting in a delay in market acceptance or a recall of such products.

MARKET ANTICIPATION OF NEW PRODUCTS OR TECHNOLOGIES

         Since the environment in which we operate is characterized by rapid new product and technology introductions and generally falling prices for existing products, our customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If the market views such anticipated changes as significant, then this may have the effect of temporarily slowing overall market demand and adversely impacting our operating results.

COMPETITION

         The market for our products is intensely competitive and is characterized by rapidly changing technology, evolving industry communication standards and frequent new product introductions. A number of competitors, including Cisco Systems, Shiva, 3Com and Castelle, among others, offer products that compete with one or more of our communications server products. Our fax server products compete primarily with dedicated fax servers, stand-alone fax machines, electronic mail, and centralized fax systems and software produced by independent manufacturers such as Castelle, AVT and Omtool. Our remote access servers compete with products from Shiva (recently acquired by Intel), 3Com, and others who provide dedicated remote access servers and modem pools. Our Internet access and routing servers compete with competitors such as Cisco and 3Com and many others who provide a wide range of Internet access devices for all sizes of companies. In addition, these products also compete with a number of smaller competitors who are focused on the small to medium sized business market, including Ramp Networks, Netopia and others. Other companies in the personal computer industry, such as modem vendors, remote access server vendors, communications software vendors, fax machine manufacturers and personal computer manufacturers, could seek to expand their product offerings by designing and selling products using competitive technology that could render obsolete or have a material adverse effect on sales of future products.

         Many of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we. In addition, the market for our server products can be subject to significant price competition. We may face increasing pricing pressures from current competitors. Accordingly, there can be no assurance that we will be able to provide products that compare favorably with the products of competitors or that competitive pressures will not require us to further reduce prices. Any material reduction in our products' prices could negatively affect gross profit as a percentage of net revenue and could require us to increase unit sales in order to maintain net revenue. There can be no assurance, however, that we would be able to increase unit sales or make up for a shortfall. Any failure to increase unit sales or make up for a shortfall in net revenue would have a material adverse effect on our financial condition and results of operations.

DEPENDENCE ON MANUFACTURERS

         We purchase fully manufactured and tested units from a "turnkey" manufacturing subcontractor. We believe that although there are a number of alternative contract manufacturers that could produce our products, it could take a significant period of time and result in significant additional expense to qualify an alternative subcontractor and commence manufacturing in the event of a reduction or interruption of production. Therefore, we are highly dependent, on a short-term basis, on the continued relationship with our "turnkey" manufacturing subcontractor and any reduction, interruption, or termination of this relationship could have a material adverse effect on our operating results. Components and manufacturing services are obtained from our supplier on an as-needed basis.

         We have been, and will continue to be, dependent on sole or limited source suppliers for certain key components used in our products, particularly chip sets designed and manufactured by Rockwell International and Motorola. We generally purchase sole or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business and have no guaranteed supply arrangements with any sole or limited source suppliers. Certain component suppliers, such as Rockwell, are also modem manufacturers and, accordingly, could elect to satisfy their internal supply requirements rather than fulfill our purchase requirements. In the past we have experienced delays in product development and difficulties in manufacturing sufficient product to meet demand due to the inability of certain suppliers to meet our requirements for key components, and failure to meet such requirements in the future could have a material adverse effect on our results of operations.

RELIANCE ON VALUE ADDED RESELLERS

         We distribute our new OneWorld Network Communications Servers through national and regional value added resellers (VARs) and corporate resellers, particularly those with a focus on serving the small and medium size office market. We intend to increase the number of participating value added resellers by implementing recruiting, training and support programs aimed at these resellers. There can be no assurance that the Company will be successful in attracting new value added resellers to distribute our products, or that this distribution channel will be a successful one for us. Failure to attract new value added resellers or their inability to sell the products would cause our sales to fall below expectations, and our business, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL

         Our future success depends to a significant extent on our senior management and other key employees, including key development personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part on our ability to attract and retain additional key employees. Competition for such personnel in the computer industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we were to fail to replace or retain our key employees or attract additional key employees, our results of operations could be materially adversely effected.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have no patents or patent applications pending. We seek to protect our hardware, software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We seek to protect our brand names under trademark and unfair competition laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use proprietary information. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that competitors will not independently develop similar technology.

         Due to the rapid pace of innovation within the communications software industry, we believe that success in technological leadership is likely to depend more upon the technological, creative, and marketing skills of our personnel, our continued innovation, and customer support than on the various legal means of protecting existing technology.

         We are aware of products or services in addition to our own that are currently marketed under the trademark "OneWorld". There can be no assurance that litigation with respect to these trademarks will not be instituted by any third parties. If any such litigation were successful, we could be required to pay damages and cease all use of a particular trademark. There can be no assurance that any loss of the right to use a trademark would not reduce sales of our product. In any event, even if we were successful in any such litigation, the associated legal and other costs could be substantial. As is customary in our industry, we from time to time receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that any such claims would not result in protracted and costly litigation.

VOLATILITY OF STOCK PRICE

         The market price of our Common Stock has been volatile and trading volumes have been relatively low. Factors such as variations in the our revenue, operating results and cash flow and announcements of technological innovations or price reductions by us, our competitors, or providers of alternative products could cause the market price of our Common Stock to fluctuate substantially. In addition, the stock markets have experienced significant price and volume fluctuations that have particularly affected technology-based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of our Common Stock.

         Effective February 25, 1999 we were delisted from the Nasdaq National Market(R). Our Common Stock is currently is traded on the Over the Counter Bulleting Board ("OTCBB"). Because of the structure of this market, our Common Stock may be subject to an increase in stock price volatility.

ANTI-TAKEOVER PROVISIONS

         Our Board of Director's has the authority to issue up to 5,000,000 shares of Preferred Stock (of which 3,100,000 shares have been issued and are outstanding) and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. While we have no present intention to issue additional shares of Preferred Stock, any such issuance could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of ours. In addition, we are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of us. Furthermore, certain provision of our Certificate of Incorporation may have the effect of delaying or preventing changes in control or our management, which could adversely affect the market price of the our Common Stock.

UNCERTAIN INTERNATIONAL DEMAND

         We are concentrating sales of our new OneWorld Network Communications Servers only in the United States and Canada and currently have no near term plans for addressing other international markets for these products. If we were to offer our OneWorld Network Communications Servers internationally, there can be no assurance that we will be able to attain international demand for our products or that our distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations and distributors, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and changes in demand resulting from fluctuations in exchange rates. In addition, the laws of certain foreign countries do not provide protection for our intellectual property to the same extent as do the laws of the United States.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

INTEREST RATE RISKS.

         We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issue. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk.

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

         The effect of interest rate fluctuations on us in fiscal 1999 was not material, nor do we currently anticipate it will be so in fiscal 2000.

FOREIGN CURRENCY RISK.

         We pay expenses of our international operations in local currencies. Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

         We are also exposed to foreign exchange rate fluctuations as they relate to foreign sales. While our international sales are denominated in US Dollars, as exchange rates vary, the effective price, that is the price as translated into local currency, of our product to a foreign customer may vary. This change in price could in turn impact the overall level of our foreign sales, or cause us to adjust our US Dollar price to compensate for the change. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

         The effect of foreign exchange rate fluctuations on us in fiscal 1999 was not material, nor do we currently anticipate it will be so in fiscal 2000.

INVESTMENT RISK.

         We currently have no equity investments.

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                  PAGE
                                                                                                  ----

(1)    CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report ......................................................................24

Consolidated Balance Sheets as of March 31, 1999 and 1998 .........................................25

Consolidated Statement of Operations for the Three Years Ended March 31, 1999 .....................26

Consolidated Statements of Stockholders' Equity for the Three Years Ended March 31, 1999 ..........27

Consolidated Statements of Cash Flow for the Three Years Ended March 31, 1999 .....................28

Notes to Consolidated Financial Statements ........................................................29

(2)    CONSOLIDATED FINANCIAL STATEMENTS

Schedule II - Consolidated Valuation and Qualifying Accounts ......................................38

         Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

INDEPENDENT AUDITORS' REPORT

             The Board of Directors and Stockholders of OneWorld Systems, Inc.:

                      We have audited the consolidated financial statements of
             OneWorld Systems, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility it to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

                      We conducted our audits in accordance with generally
             accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                       In our opinion, the consolidated financial statements
             referred to above present fairly, in all material respects, the financial position of OneWorld Systems, Inc. and subsidiaries as of March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

             /s/ KPMG LLP

             Mountain View, California
             May 4, 1999, except
             as to Note 11 which is
             as of June 23, 1999

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                  March 31,
                                                                                             ---------------------
   (In thousands, except share data)                                                         1999            1998
-------------------------------------------------------------------------------------------------------------------
ASSETS

 Current assets:
     Cash and cash equivalents                                                             $ 11,175        $  3,097
     Accounts receivable, net                                                                    79           8,160
     Inventories, net                                                                           184           2,351
     Other current assets                                                                       254             253
                                                                                           ------------------------
     Total current assets                                                                    11,692          13,861

 Property and equipment, net                                                                    268           4,049
 Other assets                                                                                   168              63
                                                                                           ------------------------
         Total assets                                                                      $ 12,128        $ 17,973
                                                                                           ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                                      $    796        $  7,625
     Accrued and other liabilities                                                            1,796           6,003
                                                                                           ------------------------
     Total current liabilities                                                                2,592          13,628
                                                                                           ------------------------

 Stockholders' equity:
     Convertible preferred stock, $0.001 par value (involuntary liquidation preference of $8,304,900); 5,000,000 shares
         authorized; 3,100,000 and none issued and outstanding                                    3              --
     Common stock, $0.001 par value; 30,000,000 shares authorized;
         2,524,429 and 1,716,277 shares issued and outstanding                                   25              17
     Additional paid-in capital                                                              53,488          43,246

     Accumulated deficit                                                                    (43,980)        (38,918)
                                                                                           ------------------------
     Total stockholders' equity                                                               9,536           4,345
                                                                                           ------------------------
         Total liabilities and stockholders' equity                                        $ 12,128        $ 17,973
                                                                                           ========================

           See accompanying Notes to Consolidated Financial Statements

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                        March 31,
                                                                        ----------------------------------------
(In thousands, except per share data)                                      1999            1998            1997
----------------------------------------------------------------------------------------------------------------
Net revenue                                                             $ 13,067        $ 61,468        $ 90,174
Cost of revenue                                                            9,850          42,204          80,439
                                                                        ----------------------------------------
    Gross profit                                                           3,217          19,264           9,735
                                                                        ----------------------------------------

Operating expenses:
    Research and development                                               5,386           9,727          12,008
    Marketing and sales                                                    5,545          13,900          28,900
    General and administrative                                             3,430           4,370           7,367
    Restructuring costs                                                      404             240           1,298
    Loss from investment in GlobalCenter, Inc.                                --              --           2,191
                                                                        ----------------------------------------
        Total operating expenses                                          14,765          28,237          51,764
                                                                        ----------------------------------------
        Loss from operations                                             (11,548)         (8,973)        (42,029)
                                                                        ----------------------------------------

Other income (expense), net:
    Gain on sale of modem business                                         6,175              --              --
    Gain on sale of investments                                               --           1,617              --
    Interest income                                                          215              87             411
    Interest expense                                                         (30)           (154)           (248)
    Other income                                                              14           2,714             613
                                                                        ----------------------------------------
        Total other income, net                                            6,374           4,264             776
                                                                        ----------------------------------------
    Loss before income taxes                                              (5,174)         (4,709)        (41,253)
    Income tax benefit                                                        22              --           5,401
                                                                        ----------------------------------------
        Loss from continuing operations                                   (5,152)         (4,709)        (35,852)
                                                                        ----------------------------------------

Discontinued operation:
    Income (loss) from discontinued operations                                90              --          (1,822)
    Gain (loss) on disposal of discontinued operations                        --           1,331          (2,207)
                                                                        ----------------------------------------
        Income (loss) from discontinued operations                            90           1,331          (4,029)
                                                                        ----------------------------------------
        Net loss                                                        $ (5,062)       $ (3,378)       $(39,881)
                                                                        ========================================

Basic and diluted earnings per share:
    Shares used in the computation of net income (loss) per share          1,779           1,701           1,684
                                                                        ========================================

    Loss from continuing operations                                     $  (2.90)       $  (2.77)       $ (21.29)
    Income (loss) from discontinued operations                              0.05            0.78           (2.39)
                                                                        ----------------------------------------
    Net loss                                                            $  (2.85)       $  (1.99)       $ (23.68)
                                                                        ========================================

          See accompanying Notes to Consolidated Financial Statements.

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        Accumulated
                                   Convertible                                             Other           Total         Total
                                    Preferred     Common    Paid-in      Accumulated    Comprehensive  Stockholders' Comprehensive
 (In thousands)                       Stock       Stock     Capital        Deficit         Income         Equity          Loss
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996          $     --     $     17     $ 43,226      $  4,341      $    247      $ 47,831
   Exercise of stock options             --           --          575            --            --           575
   Shares sold under Employee
       Stock Purchase Plan               --           --          367            --            --           367
   Net loss                              --           --           --       (39,881)           --       (39,881)     $(39,881)
   Treasury shares acquired              --           --       (1,295)           --            --        (1,295)
   Foreign currency adjustment           --           --           --            --          (247)         (247)         (247)
                                   -----------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997          $     --     $     17     $ 42,873      $(35,540)     $     --      $  7,350      $(40,128)
                                   -----------------------------------------------------------------------------------------------
   Exercise of stock options             --           --            2            --                           2
   Shares sold under Employee
       Stock Purchase Plan               --           --          140            --                         140
   Net loss                              --           --           --        (3,378)           --        (3,378)       (3,378)
   Stock issued to settle
       compensation liability            --           --          231                          --           231
                                   -----------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                --     $     17     $ 43,246      $(38,918)     $     --      $  4,345      $ (3,378)
                                   -----------------------------------------------------------------------------------------------
   Stock issued under Unit
       Purchase Agreement                 3            8       10,093            --            --        10,104
   Issue of Stock Warrant
       to Boca Research, Inc.            --           --          140            --            --           140
   Shares sold under Employee
       Stock Purchase Plan               --           --            9            --            --             9
   Net loss                              --           --           --        (5,062)           --        (5,062)       (5,062)
                                   -----------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999          $      3     $     25     $ 53,488      $(43,980)     $     --      $  9,536      $ (5,062)
                                   ===============================================================================================


          See accompanying Notes to Consolidated Financial Statements.

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                         March 31,
                                                                                           -------------------------------------
(In thousands)                                                                                 1999          1998          1997
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net loss                                                                              $ (5,062)     $ (3,378)     $(39,881)
     Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Depreciation and amortization                                                          760         3,206         3,782
         Gain on sale of modem business                                                      (6,175)           --            --
         Loss on disposal of property and equipment                                               2            11           220
         Gain (loss) on investments                                                              --        (4,217)        2,191
         Deferred income taxes                                                                   --            --         3,234
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                              (968)       (3,836)        7,913
         Inventories, net                                                                        35          (280)        3,627
         Deferred and prepaid income taxes                                                       --         7,665        (7,665)
         Other current assets                                                                   (62)           90         1,474
         Accounts payable                                                                       746        (8,346)       (1,462)
         Accrued and other liabilities                                                         (766)       (1,578)         (174)
         Income taxes payable                                                                    --            --          (335)
                                                                                           -------------------------------------
     Net cash used in operating activities of:
         Continuing operations                                                              (11,490)      (10,663)      (27,076)
         Discontinued operations                                                               (184)          (57)        2,977
                                                                                           -------------------------------------
              Net cash used by operating activities                                      (11,674)      (10,720)      (24,099)
                                                                                           -------------------------------------

INVESTING ACTIVITIES:
     Proceeds from sale of modem business                                                     9,800            --            --
     Proceeds from sale of (investments in ) investments                                         --         5,660        (5,591)
     Repayment of loan from GlobalCenter                                                         --         2,600            --
     Purchases of property and equipment                                                        (84)         (450)       (1,802)
     Proceeds from sale of property and equipment                                                28           113            71
     Other assets                                                                              (105)           75          (386)
     Purchases of short term investments                                                         --            --       (23,217)
     Proceeds from sale of short term investments                                                --            --        45,036
                                                                                           -------------------------------------
              Net cash provided by investing activities                                       9,639         7,998        14,111
                                                                                           -------------------------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                                                       9           373           942
     Proceeds from Unit Purchase Agreement                                                   10,104            --             0
     Borrowings under (repayments of) line of credit                                             --        (4,241)        4,241
     Repurchases of Common Stock                                                                 --            --        (1,161)
                                                                                           -------------------------------------
              Net cash provided (used) by financing activities                               10,113        (3,868)        4,022
                                                                                           -------------------------------------

Effect of foreign currency translation                                                           --            --          (247)
                                                                                           -------------------------------------
Net increase (decrease) in cash and cash equivalents                                          8,078        (6,590)       (6,213)
                                                                                           -------------------------------------
Cash and cash equivalents at beginning of year                                                3,097         9,687        15,900
                                                                                           -------------------------------------
Cash and cash equivalents at end of year                                                   $ 11,175      $  3,097      $  9,687
                                                                                           =====================================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
     Interest                                                                              $    206      $    198      $    211
     Income taxes                                                                          $     19      $     --      $     --
Non-cash investing and financing activities:
     Sale of modem operations in exchange for note receivable from Boca Research, Inc.     $  5,855      $     --      $     --
     Warrants issued to Boca Research, Inc.                                                $    140      $     --      $     --
     Non-cash net assets contributed to GlobalCenter, Inc.                                 $     --      $     --      $    643

           See accompanying Notes to Consolidated Financial Statements

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

DESCRIPTION OF BUSINESS OneWorld Systems, Inc. ("OneWorld Systems" or the "Company") (founded in 1989 and incorporated in Delaware as Global Village Communication, Inc.), develops and manufactures products that enhance and simplify wide-area data communications for the small and medium sized office market. The Company's OneWorld Network Communications Servers are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, modem pool and fax capabilities.

PRINCIPLES OF CONSOLIDATION The accompanying Consolidated Financial Statements include accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

USE OF ESTIMATES The preparation of consolidated financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS Cash and cash equivalents consist of cash and highly liquid investments such as money market funds, commercial paper, and U.S. Treasury Bills with maturities of three months of less at the time or purchase. Cash equivalents amounted to $10.5 million and $601,000 as of March 31, 1999 and March 31, 1998, respectively.

INVENTORIES Inventories are stated at the lower of cost or market. Costs are calculated using a standard cost, which approximates the lower of actual cost on a first-in, first-out method or market.

PROPERTY AND EQUIPMENT Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease term, generally five years.

FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments.

PRODUCT WARRANTY The Company warrants its products for up to three years from the date of purchase. A provision for the estimated future costs of warranty repair or replacement is provided at the time of sale.

REVENUE RECOGNITION Revenue from the Company's new network communications server products is recognized when the product is shipped pursuant to an end-user order. That is, when product is shipped from a distributor to a value added reseller (VAR) or systems integrator, or when shipped directly to an end-user by OneWorld. Certain of the Company's products are subject to a limited right of return. Until such time as the Company has sufficient experience to accurately estimate product returns for its new servers, the Company will defer revenue recognition until cash payment is received.

SOFTWARE DEVELOPMENT COSTS Development costs incurred in the research and development of new or enhanced software products are expensed as incurred until technological feasibility has been established. Through March 31, 1999, software development efforts have been substantially completed concurrent with the establishment of technological feasibility, and, accordingly, no costs have been capitalized to date.

ACCOUNTING FOR STOCK-BASED COMPENSATION The Company has elected to adopt only the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" by which the Company provides pro forma disclosures of results and results per share of the fair market value method of accounting for employee stock-based compensation. As allowed by SFAS 123, the Company will continue to account for employee stock-based compensation using the intrinsic value method of accounting.

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

INCOME TAXES The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred income tax assets and liabilities are recognized based upon the expected future consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.

NET LOSS PER SHARE Net loss per share has been computed using the weighted average number of shares of common stock outstanding in accordance with SFAS No. 128, "Earnings per Share." The Company incurred a net loss for all periods presented, therefore, "in the money" dilutive options of approximately 179,000, 820,000 and 2.3 million for the years ended March 31, 1999, March 31, 1998 and March 31, 1997, respectively were not included in the computation on a diluted basis because they were antidilutive.

FOREIGN CURRENCY TRANSLATION All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions and realized translation adjustments are included in the consolidated statements of operations.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.

COMPREHENSIVE NET LOSS Comprehensive net loss includes net earnings adjusted for certain revenues, expenses, gains and losses that are excluded from net loss under generally accepted accounting principles.

SEGMENT INFORMATION The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131) in the fiscal year ended March 31, 1999. To date, the Company has viewed the Company's operations as primarily one segment, computer data communication hardware and software. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principle operating segment.

RECLASSIFICATIONS Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the fiscal 1999 consolidated financial statement presentation.

--------------------------------------------------------------------------------
NOTE 2. BALANCE SHEET COMPONENTS
--------------------------------------------------------------------------------

                                                                   March 31,
                                                          ----------------------
     (In thousands)                                           1999          1998
--------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE
     Trade accounts receivable                            $    111      $  9,470
     Less allowance for returns and doubtful accounts          (32)       (1,310)
--------------------------------------------------------------------------------
          Net accounts receivable                         $     79      $  8,160
================================================================================
INVENTORY
     Purchased parts                                      $     --      $     --
     Work in progress                                           --            --
     Finished goods                                            184         2,351
--------------------------------------------------------------------------------
          Total inventory                                 $    184      $  2,351
================================================================================

PROPERTY AND EQUIPMENT
     Computers, test and production equipment             $  2,434      $ 10,229
     Furniture and fixtures                                    982         2,726
     Leasehold improvements                                     --         2,428
--------------------------------------------------------------------------------
                                                             3,416        15,383
     Less accumulated depreciation and amortization         (3,148)      (11,334)
--------------------------------------------------------------------------------
          Total property and equipment, net               $    268      $  4,049
================================================================================

ACCRUED AND OTHER LIABILITIES
     Warranty and other product related obligations       $    201      $  2,859
     Accrued compensation and benefits                         179           766
     Due to distributors                                       331            --
     Accrued legal and accounting                              273           165
     Due to lessees                                            191            --
     Accrued discontinued operations costs                     186           370
     Accrued rent                                              146           251
     Accrued restructure                                       134           440
     Other                                                     155         1,152
--------------------------------------------------------------------------------
          Total accrued and other liabilities             $  1,796      $  6,003
================================================================================

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------
NOTE 3  SALE OF MODEM BUSINESS
--------------------------------------------------------------------------------

On June 18, 1998, the Company completed the sale of its modem operations to Boca Research, Inc. ("Boca"). Included in the sale were substantially all of the Company's assets related to the Company's single user modem and software product offerings. Additionally, the Company issued to Boca a five year Warrant to purchase up to 425,000 (42,500 giving effect to the one-for-ten reverse split) shares of the Company's Common Stock at approximately $1.00 ($10.00 giving effect to the on-for-ten reverse split) per share. In consideration for these assets, Boca assumed certain of the Company's liabilities related to the modem operations, paid the Company $4.0 million in cash, and delivered a non-interest bearing promissory note for $6.0 million payable in two equal installments on September 30 and December 31, 1998, which was recorded at $5.855 million. The difference between the recorded value and the face value of the note was recognized as interest income over the life of the note. The installment payment due on September 30, 1998 was received October 2, 1998. The installment payment due on December 31, 1998 was renegotiated before its due date and pursuant to that agreement, the Company received $2.0 million on January 4, 1999 and a final payment of $800,000 on February 2, 1999. The remaining balance due of $200,000 was offset against an equal amount due Boca by the Company pursuant to an agreement between the parties made at the time sale of the modem business was completed.

During the quarter ended June 30, 1998, the Company recorded a net gain on the sale of the modem business of $6.128 million and during the quarter ended March 31, 1999 recorded an additional gain of $47,000 representing the release of reserves determined to be fully resolved. The full effect of the sale of the modem operations to Boca was a net gain of $6.175 million. The assets purchased by Boca included products which represented the overwhelming majority of the Company's revenues and gross profit. These products did not contribute to the Company's reported net revenue or gross profit after June 18, 1998. For the year ended March 31, 1999, these products accounted for approximately 95% of the Company's reported net revenue and 87% of reported gross profit, and for the year ended March 31, 1998, these products accounted for approximately 95% of the Company's reported net revenue and approximately 88% of reported gross profit.

--------------------------------------------------------------------------------
NOTE 4  DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation in the United Kingdom (formerly, the Company's ISDN division.) The disposition of the division was accounted for as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30 and prior period financial statements were restated to reflect the discontinuance. The loss from discontinued operations of $1.8 million in fiscal year 1997 represents the operation's operating loss, with no associated tax benefit. The gain on disposal of discontinued operations of $90,000 and $1.3 million in fiscal years 1999 and 1998, respectively, with no associated tax benefit, results from the release of a portion of certain reserves established for contingent liabilities associated with the disposition of the operation based upon the Company's determination that these contingencies have been resolved. The loss on disposal of discontinued operations of $2.2 million in fiscal year 1997, with no associated tax benefit, represents the estimated cost of disposal of the operation, net of $3.8 million of cash received from the sale of the operation's assets and a $2.1 million loss from operations from the measurement date to the disposal date.

--------------------------------------------------------------------------------
NOTE 5  RESTRUCTURING COSTS
--------------------------------------------------------------------------------

As of March 31, 1999, the Company's total accrued restructuring costs balance was approximately $134,000 and is comprised primarily of the remaining lease liabilities on two of its facilities.

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On March 31, 1998 the Company announced its agreement to sell its modem business to Boca and refocus the Company's product offerings into the small and medium sized office networking market. At that time, the Company recorded a net restructuring charge of $240,000 to provide for severance costs associated with a reduction in force of approximately 25 employees. During the first fiscal quarter of 1999, the Company recorded an additional restructuring charge of approximately $404,000 related primarily to severance costs for 8 employees ($247,000), rent and facilities costs ($88,000), and fixed asset impairments ($69,000) associated with the transition to OneWorld Systems. At March 31, 1999 the accrued restructuring costs balance associated with the March 1998 restructuring was approximately $82,000 and relates primarily to the remaining lease payment of the Plano, Texas facility.

In December 1996, the Company announced a restructuring plan to streamline its operations, reduce its workforce and enable the Company to improve its operating results. At that time the Company recorded a restructuring charge of $1.3 million related primarily to severance costs, write-offs of fixed assets and purchased software, a lease abandonment and other one-time charges associated with the plan. At March 31, 1999 the restructuring accrual balance associated with the December 1996 restructuring was approximately $52,000 and relates primarily to the remaining lease payments of the Marietta, Georgia facility.


--------------------------------------------------------------------------------
NOTE 6  SALE OF INVESTMENTS
--------------------------------------------------------------------------------

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

GLOBALCENTER, INC. In April 1996, the Company announced that it had incorporated its Internet Services Division as a standalone business called GlobalCenter, Inc. ("GlobalCenter"). At the same time, the Company announced that UUNET Technologies, Inc. had acquired a 19.9% equity interest in GlobalCenter. At that time, the Company no longer had the ability to exercise significant control over GlobalCenter. Accordingly, the Company no longer consolidated the results of GlobalCenter and began to account for its investment using the equity method of accounting. As a result of the refinancing and operating performance of GlobalCenter during the first quarter of fiscal 1997, the Company recorded an investment loss of $2.2 million, and reduced the book value of its investment to zero. In December 1996, GlobalCenter entered into a definitive merger agreement whereby GlobalCenter and Phoenix-based Primenet Services for the Internet, Inc. merged reducing the Company's percentage ownership below 10%. Accordingly, in the third quarter of fiscal 1997, the Company began accounting for its investment in GlobalCenter using the cost method of accounting. In September1997, the Company agreed to sell its remaining equity stake in GlobalCenter to an existing shareholder of GlobalCenter for approximately $3.7 million in cash. As a result, the Company recorded a gain of $3.7 million in the second quarter of fiscal 1998. In addition, during the course of the year the Company was repaid a loan (plus interest due) of $2.6 million from GlobalCenter which had been previously reserved against.

--------------------------------------------------------------------------------
NOTE 7  CUSTOMERS AND CREDIT CONCENTRATIONS
--------------------------------------------------------------------------------

During the period of time that the Company operated its modem business, the Company sold its products to distributors, dealers, and OEMs in North America, Europe, and the Pacific Rim. The Company now sells its network server products in the United States and Canada primarily to distributors.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such actual losses have been within management's expectations. The following table summarizes the percentage of total revenues from these customers that accounted for 10% or more of total revenue for any of the years presented.

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                      Percentage of Revenues       Percentage of Accounts Receivable
                                      Year Ended March 31,                 as of March 31,
                                   --------------------------       ---------------------------------
                                    1999       1998      1997               1999       1998
           ------------------------------------------------------------------------------------------
           Customer A              17%          28%       21%                0%         37%
           Customer B              47%          18%       11%                0%         19%
           Customer C               6%           7%       11%                0%          4%

Customers A and C are distributors; Customer B is an OEM.

The Company's international sales for the fiscal year ended March 31, 1999, 1998 and 1997 represented approximately 46%, 15% and 15% of net revenue, respectively. The Company's international sales are derived primarily from Europe and the Pacific Rim. The international sales for 1999, approximately 46% of net revenue were primarily derived from an OEM contract in Europe which was sold with the Company's modem assets on June 18, 1998.

--------------------------------------------------------------------------------
NOTE 8  COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

LEASE COMMITMENTS The Company leases three facilities under noncancelable leases. The lease of the facility located in Marietta Georgia will expire in January 2000. All future lease payments on this building have been recognized and recorded as restructuring costs pursuant to the December 1996 restructuring (see Note 5 of Notes to Consolidated Financial Statements.) Similarly, the future lease payments on the lease of the Plano, Texas facility, which will expire in December 2002, have been recognized and recorded as a component of the March 1998 restructuring (see Note 5 of Notes to Consolidated Financial Statements.) The lease of the Company's headquarters in Sunnyvale, California will expire in April, 2000 and has a renewal option for an additional five-year term. Excess space in each of the facilities has been sublet for various periods through the term of the Company's respective leases.

The future minimum lease payments and sublease income of the Company's lease on its Sunnyvale, California lease as of March 31, 1999 are:

                                           Lease    Sublease     Net Lease
  (In thousands)                         Payments    Income      Payments
-------------------------------------------------------------------------
Fiscal year 2000                           1,334     (1,653)       (319)
            2001                              52        (18)         34
Thereafter                                    --         --          --
-------------------------------------------------------------------------
Total future minimum lease commitment      1,386     (1,671)       (285)
-------------------------------------------------------------------------

Rent expense net of sublet income was approximately $0.3 million, $0.5 million, and $1.2 million for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

LEGAL MATTERS The Company is a party to certain lawsuits and claims arising out of the normal conduct of its business. These claims generally relate to commercial transactions, patent infringements, and employment matters. While the ultimate resolution of such suits or other proceedings against the Company cannot be predicted with certainty, management expects that these matters will not have a material adverse effect on the financial position or results of operations of the Company.

--------------------------------------------------------------------------------
NOTE 9  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

PREFERRED STOCK As of March 31, 1999, 5,000,000 shares of preferred stock were authorized. The Company's Board of Directors may establish the classes, series, rights, and preferences of the Preferred Stock.

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On March 3, 1999 the Company entered into a Unit Purchase Agreement between the Company and certain investors including certain affiliates of Integral Capital Partners, certain affiliates of Hambrecht & Quist, and Kevin Compton, a member of the Board of Directors. Pursuant to this agreement the Company sold 620,000 units of equity, each consisting of 13 newly issued and unregistered shares of Common Stock and 5 newly issued and unregistered shares of Series A Convertible Preferred Stock. A total of 3,100,000 shares of Series A Convertible Preferred Stock, $0.001 par value, was issued and remained outstanding as of March 31, 1999. The Series A Convertible Preferred Stock is initially convertible into shares of the Company's Common Stock at a rate of 10 (1 giving effect to the one-for-ten reverse split) shares of Common Stock for each share of preferred stock. Although the holder may convert the preferred stock at any time, the shares will automatically convert without the holders' option upon the occurrence of certain events. The first such event, a mandatory conversion of 50% of the Series A Preferred Stock will take place upon the reverse split of the Company's Common Stock to be effective July 6, 1999. The remaining Preferred Stock will automatically convert in four equal amounts based upon our Common Stock achieving certain closing prices. Certain rights are extended to the Series A Preferred Stock that are not extended to the Common Stockholders including: (i) the right to receive cumulative dividends of $0.2679 per share per annum accruing from the date of issue when and if declared by the Board of Directors; (ii) liquidation distribution preferences of $2.679 per share for each share held and amount equal to all declared but unpaid dividends, if any;
(iii) redemption rights equal to $2.679 plus all declared and unpaid dividends; and (iv) voting rights on an as-converted basis with the holders of Common Stock on all matters submitted to the holders of the Common Stock.

PREFERRED STOCK ISSUED AND OUTSTANDING

                                                                       March 31,
                                                              -------------------------
                                                                 1999      1998    1997
---------------------------------------------------------------------------------------
Shares issued and outstanding, beginning of year                     --     --      --
    Shares issued pursuant to the Unit Purchase Agreement     3,100,000     --      --
---------------------------------------------------------------------------------------
Shares issued and outstanding, end of year                    3,100,000     --      --
=======================================================================================

COMMON STOCK As of March 31, 1999, 30,000,000 shares of Common Stock were authorized.

The following share amounts have been restated to give effect to the one-for-ten reverse split. (See Note 11).

On January 19, 1998, the Company issues approximately 14,200 shares of Common Stock pursuant to the Stock Purchase Agreement between the Company and the KNX, Ltd. Pension Scheme as settlement of a liability incurred upon the acquisition of KNX, Ltd.

On March 3, 1999 the Company issued 806,000 shares of Common Stock pursuant to the Unit Purchase Agreement between the Company and certain investors including certain affiliates of Integral Capital Partners, certain affiliates of Hambrecht & Quist, and Kevin Compton, a member of the Board of Directors.

COMMON STOCK ISSUED AND OUTSTANDING

                                                                              March 31,
                                                               ----------------------------------------
                                                                    1999           1998            1997
-------------------------------------------------------------------------------------------------------
Shares issued and outstanding, beginning of year               1,716,277      1,692,969       1,674,484
    Shares issued pursuant to the Unit Purchase Agreement        806,000             --              --
    Shares issued under the employee stock purchase plan           2,034          7,499           7,439
    Exercise of stock options                                        118          1,570          28,896
    Shares issued to settle compensation liability                    --         14,239              --
    Treasury shares acquired                                          --                        (17,850)
-------------------------------------------------------------------------------------------------------
Shares issued and outstanding, end of year                     2,524,429      1,716,277       1,692,969
=======================================================================================================

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

STOCK OPTION PLAN The Company adopted a stock option plan (the "Plan") under which incentive stock options may be granted to employees and officers, and non-qualified (supplemental) options may be granted to employees, officers, directors, and consultants to purchase an aggregate of 720,000 shares of Common Stock. Options may be granted at an exercise price of at least 100% of the fair market value of Common Stock at the date of grant, or for supplemental options, at an exercise price not less than 85% of the fair market value of such stock at the date of grant. All options expire no later than 10 years after the date of grant and generally vest over 4 to 5 years with 20% to 25% vesting after one year and the balance vesting monthly over the remaining 3 to 4 years. As of March 31, 1999, options to purchase 16,929 shares of Common Stock were exercisable under the Plan.

DIRECTORS' PLAN In January 1994, the Company adopted the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan.") The Directors' Plan provides for automatic grants of options to purchase shares of Common Stock to non-employee directors of the Company at or above fair market value of the Common Stock on the date of grant. The Company has reserved a total of 20,000 shares of the Company's Common Stock for issuance upon the exercise of options granted pursuant to the Directors' Plan. Options granted under the Directors' Plan expire 10 years following the grant and vest in five annual installments commencing on the date of grant and contingent upon the continuous service of the director.
As of March 31, 1999, no options were exercisable under the Directors' Plan.

A summary of the combined stock option activity under the Plan and Directors' Plan is as follows:

                                                                                Year Ended March 31,
                                                    --------------------------------------------------------------------------------
                                                              1999                      1998                      1997
                                                    ------------------------   ------------------------  ---------------------------
                                                                    Weighted                   Weighted                   Weighted
                                                                    Average                    Average                     Average
                                                                    Exercise                  Exercise                     Exercise
                                                    Options           Price    Options           Price    Options           Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                      229,110       $   26.00    248,544       $   27.60    231,596       $    92.50
    Granted                                         361,525            6.60     89,430           23.20    177,933            57.80
    Exercised                                          (118)           2.80     (1,570)           1.10    (28,897)           19.90
    Cancelled                                      (225,724)          15.40   (107,294)          28.00   (132,088)          100.00
    Repriced - granted                              136,661            7.20         --           --       176,238            46.80
    Repriced - cancelled                           (136,661)          25.10         --           --      (176,238)          109.60
------------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                            364,793       $    6.60    229,110       $   26.00    248,544       $    27.60
====================================================================================================================================
Weighted average fair value of options,
    calculated under SFAS No. 123 (see below)                     $    5.00                  $   18.00                  $    24.70
====================================================================================================================================

The following table summarizes information as of March 31, 1999:

                                           Options Outstanding                               Options Exercisable
                                 ------------------------------------------------           ------------------------
                                            Weighted Average
                                          Remaining Contractual  Weighted Average                    Weighted Average
   Range of Exercise Prices       Number         Life            Exercise Price              Number   Exercise Price
--------------------------------------------------------------------------------------------------------------------
$ 1.5000 to $  5.0000             59,879         8.20              $     3.007               14,829      $     1.534
$ 7.1880 to $  7.1880            303,244         8.39              $     7.188                  688      $     7.188
$10.0000 to $147.5000              1,670         5.14              $    37.006                1,412      $    17.481
--------------------------------------------------------------------------------------------------------------------
$ 1.5000 to $147.5000            364,793         8.34              $     6.638               16,929      $     3.094
====================================================================================================================

EMPLOYEE STOCK PURCHASE PLAN In December 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") reserving 40,000 shares of Common Stock for issuance under the Purchase Plan. The Purchase Plan provides a means by which employees may purchase the Company's Common Stock through payroll deductions, of up to 10% of their compensation, a price equal to the lower of
(i) 85% of the fair market value of a share of Common Stock on the date of commencement of participation in the offering; or (ii) 85% of the fair market value of a share of Common Stock on the date of purchase. 28,937 shares of Common Stock have been purchased under the Purchase Plan as of March 31, 1999.

STOCK WARRANTS In connection with the Company's sale of its modem business to Boca Research, Inc. (see Note 3), the Company issued to Boca a warrant to purchase up to 42,500 shares of the Company's Common Stock at approximately $10.00 per share, which were valued at $140,000 and recorded in additional paid in capital. The warrant will expire in June 2003. As of March 31, 1999 all warrants remain outstanding.

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

                                                            Shares
              -----------------------------------------------------
              Exercise of stock options                    568,641
              Employee stock purchase plan                  11,064
              Stock Warrants                                42,500
              -----------------------------------------------------
                   Total reserved shares                   622,205
              =====================================================

ACCOUNTING FOR STOCK BASED COMPENSATION UNDER SFAS NO. 123 At March 31, 1998, the Company had three stock-based compensation plans, which are described above. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock plans, therefore no compensation costs have been recognized for such plans.

Had compensation costs for the Company's stock plans been determined based on fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No, 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                                                       Year Ended March 31,
                                         --------------------------------------------------------------------------------
                                                  1999                         1998                       1997
                                         -----------------------     -----------------------    -------------------------
 (In thousands, except per share data)   As Reported   Pro Forma     As Reported   Pro Forma    As Reported    Pro Forma
-------------------------------------------------------------------------------------------------------------------------
Net loss                                  $  (5,063)   $  (6,151)     $  (3,378)   $  (5,584)   $  (39,881)   $  (42,976)
Basic and diluted net loss per share      $   (2.85)   $   (3.46)     $   (1.99)   $   (3.28)   $   (23.68)   $   (25.52)
=========================================================================================================================

The fair value of each option grant and Purchase Plan share issuable is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999 and 1998, respectively: no dividend yield is expected for all years; expected volatility of 128% and 106%; risk free interest rates of 5.40% and 5.24%; and expected lives of 1 year and 3 years.


--------------------------------------------------------------------------------
NOTE 10 INCOME TAXES

The components of income tax expense (benefit) from continuing operations are displayed in the following table. No income tax expense or benefit has been recorded in any of the results of discontinued operations.

                                      Year Ended March 31,
                            ------------------------------------
        (In thousands)         1999           1998         1997
-----------------------------------------------------------------
Current:
        Federal             $      --      $     --      $(8,637)
        State                      22            --            2
-----------------------------------------------------------------

        Total current              22            --       (8,635)
-----------------------------------------------------------------
Deferred:
        Federal                    --            --        2,845
        State                      --            --          389
-----------------------------------------------------------------
        Total deferred             --            --        3,234
-----------------------------------------------------------------
                            $      22      $     --      $(5,401)
-----------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:


                                                                      Year Ended March 31,
                                                                ---------------------------------
(In thousands)                                                        1999           1998
-------------------------------------------------------------------------------------------------
Deferred tax assets
  Net operating loss carryforward, federal and state                   26,104         21,336
  Tax credits, federal and state                                        2,183          2,014
  Other                                                                  (200)         3,514
                                                                ---------------------------------
                                                                       28,087         26,864
Less valuation allowance                                              (28,087)       (26,864)
-------------------------------------------------------------------------------------------------
Net deferred tax asset                                                      -              -
=================================================================================================

As of March 31, 1999 and 1998, the Company has established a full valuation allowance against its deferred tax assets based on the belief that there was sufficient uncertainty regarding the ability to realize the deferred tax assets.

The difference between the effective income tax rate and the U.S. federal statutory income tax rate for continuing operations is as follows:

ONEWORLD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                              Year Ended March 31,
                                         ---------------------------
    (In thousands)                       1999       1998       1997
--------------------------------------------------------------------
Statutory federal income tax rate        (34)%      (34)%      (34)%
State tax, net of federal benefit         -- %       -- %       -- %
Loss without tax benefit                  41 %       38 %       25 %
Research and experimental tax credit      (7)%       (6)%       (2)%
Other                                     -- %        2 %       (2)%
--------------------------------------------------------------------
Effective income tax rate                 -- %       -- %      (13)%
====================================================================

The Company acquired SofNet, Inc. in August 1994. As of the acquisition date, SofNet had federal and Georgia net operating loss carryforwards of $9.3 million, which expire through 2009. The federal net operating loss is subject to an annual limitation approximating $0.8 million as a result of the ownership change as defined in Section 382 of the Internal Revenue Code. Any unused annual limitation can be carried forward to subsequent years. In addition, the SofNet operating losses can only be used to offset future earnings of SofNet as a result of separate return limitation rules.

Additionally, as of March 31, 1999, the Company had net operating loss carryforwards of approximately $69.0 million for federal income tax purposes, of which, $20.6 million expire in 2019, $14.6 million expire in 2013,and $33.8 million expire in 2012. The federal net operating loss may be subject to an annual limitation as a result of the Unit Purchase Agreement dated March 3, 1999, which may be deemed an ownership change as defined in Section 382 of the Internal Revenue Code. The limitation, if required, would limit the annual utilization of the accumulated net operating loss. Net operating loss carryforwards for California income tax purposes total approximately $20.8 million, of which $4.1 million expire in 2004, $2.8 million expire in 2003, and $13.9 million expire in 2002.

At March 31, 1999, The Company had unused research and development credits of approximately $1.4 million for federal income tax purposes, which expire through 2019, and approximately $715,000 for California income tax purposes which will carry-forward indefinitely.

--------------------------------------------------------------------------------
Note 11  Subsequent Events
--------------------------------------------------------------------------------
On June 22, 1999 our stockholders approved the proposed amendment to our Certificate of Incorporation to authorize the Board of Directors to adopt a reverse split. On June 23, 1999 the Board of Directors approved a one-for-ten reverse split ratio effective July 6, 1999. The effect of the reverse split has been accounted for where indicated throughout these financial statements.

SCHEDULE II

                     OneWorld Systems, Inc. and Subsidiaries
                        Valuation and Qualifying Accounts

                                                                    March 31,
                                                    --------------------------------------
   (In thousands)                                       1999           1998           1997
------------------------------------------------------------------------------------------

Allowance for returns and doubtful accounts
    Balance beginning of period                     $  1,310       $  6,388       $  1,854
    Additions charged to costs and expenses              328          1,387         20,090
    Deductions                                          (592)        (6,465)       (15,556)
    Relieved due to sale of modem business            (1,014)            --             --
                                                    --------------------------------------
    Balance end of period                           $     32       $  1,310       $  6,388
------------------------------------------------------------------------------------------

Warranty and other product-related obligations
    Balance beginning of period                     $  2,859       $  2,090       $  1,503
    Additions charged to costs and expenses              280          1,855          2,774
    Deductions                                          (178)        (1,086)        (2,187)
    Relieved due to sale of modem business            (2,760)            --             --
                                                    --------------------------------------
    Balance end of period                           $    201       $  2,859       $  2,090
------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the information set forth in the section entitled "Election of Directors" contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended March 31, 1999, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I, Item 1 of this Form 10-K.

ITEM 11     EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Compensation" contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended March 31, 1999.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended March 31, 1999.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Transactions" contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended March 31, 1999.

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

 (a)     Financial Statements and Schedule

         The Financial Statements and Schedule filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

 (b)     Reports on Form 8-K

         On March 11, 1999 the Company filed a Form 8-K in which the Company presented three press releases: February 24, 1999 - OneWorld Systems Reports Delisting from Nasdaq Stock Market, March 3, 1999 -OneWorld Systems Announces $10 Million in New Financing, and March 10, 1999 - OneWorld Systems Closes $10 Million in Financing.

(c)     Exhibits


Exhibit
Number    Description of Document
-------------------------------------------------------------------------------

2.1xx       Asset Purchase Agreement by and among Boca Global, Inc., Boca
            Research, Inc. and the Company, dated as of March 31, 1998

3.1(a)xx    Amended and Restated Certificate of Incorporation of OneWorld
            Systems, Inc.

3.1(b)      Certificate of Designations, Preferences and Rights of Series A
            Convertible Preferred Stock of OneWorld Systems, Inc., dated March
            3, 1999

3.1(c)      Certificate of Amendment to Amended and Restated Certificate of
            Incorporation of OneWorld Systems, Inc., dated June 25, 1999

3.2*        Form of Bylaws of Global Village Communication Delaware

4.1         Reference is made to Exhibits 3.1 through 3.2

4.2* Amended and Restated Investor Rights Agreements among the Company and certain other person named therein, dated as of May 26, 1992

4.3* Employee Shareholder Agreement between the Company and certain stockholders of the Company, as amended, and related schedule

4.4* Common Stock Purchase Agreement between the Company and other parties named therein, dated as of October 2, 1989

4.5*        Series A Junior Preferred Stock Exchange Agreement between the
            Company and other parties named therein, dated as of May 14, 1991

4.6* Series B Preferred Stock Purchase Agreement between the Company and other parties named therein, dated as of May 14, 1991

4.7* Warrant to Purchase 31,395 Shares of Series B Preferred granted by the Company to Company to Dominion Ventures, dated as of November
            27, 1991

4.8* Series C Preferred Stock Purchase Agreement between the Company and other parties named therein, dated as of May 26, 1992

4.9x        Warrant to Purchase 425,000 Shares of Common Stock granted by the
            Company to Boca Research, Inc., dated as of June 18, 1998

4.10 Unit Purchase Agreement between the Company and other parties named therein, Dated as of March 3, 1999

4.11 Investor Rights Agreement dated as of March 3, 1999 by and among the parties to the Unit Purchase Agreement

10.1* Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule

10.2**      1991 Stock Option Plan, as amended (the "Option Plan")

10.3*       Form of Incentive Stock Option under the Option Plan

10.4*       Form of Supplemental Stock Option under the Option Plan

10.5*       1993 Employee Stock Purchase Plan

10.10* Distribution Agreement between the Company and Ingram Micro, dated as of February 16, 1993

10.12**     1994 Non-Employee Directors' Stock Option Plan, as amended

10.16++*    Lease Agreement between Herman Christensen Jr. and Raymond P.
            Christensen and the Company dated July 14, 1994

10.17++*    Management Incentive Plan

23.1        Consent of KPMG, LLP

25.1        Power of Attorney (see page 42)

27.1        Financial Data Schedule

           * Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No 33-73878 as amended) and hereby incorporated by reference herein.

           ** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998, and hereby incorporated by reference herein.

           x Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 12, 1998, and hereby incorporated by reference herein.

           xx Filed as an exhibit to the Registrant's Annual Report on Form 10-K/A filed with the Commission on July 2, 1998, and hereby incorporated by reference herein.

          + The Company has received confidential treatment with respect to portions of these Exhibits.

          ++ The Company has requested confidential treatment with respect to portions of this document.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 1999.

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

       Signature                                 Title                                    Date
       ---------                                 -----                                    ----

/s/ LEONARD A. LEHMANN         Chairman of the Board                                    6/28/99
--------------------------
Leonard A. Lehmann

/s/ NEIL SELVIN                President, Chief Executive Officer and Director          6/28/99
---------------------------      (Principle Executive Officer)
Neil Selvin

/s/ MARC E. LINDEN             Senior Vice President and Chief Financial Officer        6/28/99
---------------------------      (Principle Financial and Accounting Officer)
Marc E. Linden

/s/ KEVIN R. COMPTON           Director                                                 6/28/99
---------------------------
Kevin R. Compton

/s/ KENNETH A. GOLDMAN         Director                                                 6/28/99
---------------------------
Kenneth A. Goldman

/s/ ROGER ROBERTS              Director                                                 6/28/99
---------------------------
Roger Roberts

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------
2.1xx       Asset Purchase Agreement by and among Boca Global, Inc., Boca
            Research, Inc. and the Company, dated as of March 31, 1998

3.1(a)xx    Amended and Restated Certificate of Incorporation of OneWorld
            Systems, Inc.

3.1(b)      Certificate of Designations, Preferences and Rights of Series A
            Convertible Preferred Stock of OneWorld Systems, Inc., dated March
            3, 1999

3.1(c)      Certificate of Amendment to Amended and Restated Certificate of
            Incorporation of OneWorld Systems, Inc., dated June 25, 1999

3.2*        Form of Bylaws of Global Village Communication Delaware

4.1         Reference is made to Exhibits 3.1 through 3.2

4.2* Amended and Restated Investor Rights Agreements among the Company and certain other person named therein, dated as of May 26, 1992

4.3* Employee Shareholder Agreement between the Company and certain stockholders of the Company, as amended, and related schedule

4.4* Common Stock Purchase Agreement between the Company and other parties named therein, dated as of October 2, 1989

4.5*        Series A Junior Preferred Stock Exchange Agreement between the
            Company and other parties named therein, dated as of May 14, 1991

4.6* Series B Preferred Stock Purchase Agreement between the Company and other parties named therein, dated as of May 14, 1991

4.7* Warrant to Purchase 31,395 Shares of Series B Preferred granted by the Company to Company to Dominion Ventures, dated as of November
            27, 1991

4.8* Series C Preferred Stock Purchase Agreement between the Company and other parties named therein, dated as of May 26, 1992

4.9x        Warrant to Purchase 425,000 Shares of Common Stock granted by the
            Company to Boca Research, Inc., dated as of June 18, 1998

4.10 Unit Purchase Agreement between the Company and other parties named therein, Dated as of March 3, 1999

4.11 Investor Rights Agreement dated as of March 3, 1999 by and among the parties to the Unit Purchase Agreement

10.1* Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule

10.2**      1991 Stock Option Plan, as amended (the "Option Plan")

10.3*       Form of Incentive Stock Option under the Option Plan

10.4*       Form of Supplemental Stock Option under the Option Plan

10.5*       1993 Employee Stock Purchase Plan

10.10* Distribution Agreement between the Company and Ingram Micro, dated as of February 16, 1993

10.12**     1994 Non-Employee Directors' Stock Option Plan, as amended

10.16++*    Lease Agreement between Herman Christensen Jr. and Raymond P.
            Christensen and the Company dated July 14, 1994

10.17++*    Management Incentive Plan

23.1        Consent of KPMG, LLP

25.1        Power of Attorney (see page 42)

27.1        Financial Data Schedule

 * Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No 33-73878 as amended) and hereby incorporated by reference herein.

 ** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998, and hereby incorporated by reference herein.

 x Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 12, 1998, and hereby incorporated by reference herein.

 xx Filed as an exhibit to the Registrant's Annual Report on Form 10-K/A filed with the Commission on July 2, 1998, and hereby incorporated by reference herein.

+ The Company has received confidential treatment with respect to portions of these Exhibits.

++ The Company has requested confidential treatment with respect to portions of this document.