Form 10-Q
period 1999-06-30
ONEWORLD SYSTEMS INC
filed 1999-08-12
CIK 875983

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of July 31, 1999 was 4,465,231.


================================================================================

                                    ONEWORLD SYSTEMS, INC.

                                          FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      TABLE OF CONTENTS


                                                                                                   Page
                                                                                                   ----
PART I. FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements........................................................3

     Condensed Consolidated Balance Sheets
         as of June 30, 1999 and March 31, 1999.....................................................3

     Condensed Consolidated Statements of Operations
         for the three months ended June 30, 1999 and 1998..........................................4

     Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 1999 and 1998..........................................5

     Notes to Condensed Consolidated Financial Statements...........................................6

   Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations................................................8

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................17

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings......................................................................18

   Item 2.  Changes in Securities and Use of Proceeds..............................................18

   Item 3.  Defaults Upon Senior Securities........................................................18

   Item 4.  Submission of Matters to a Vote of Security Holders....................................18

   Item 5.  Other Information......................................................................18

   Item 6.  Exhibits and Reports on Form 8-K.......................................................19

SIGNATURES.........................................................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             ONEWORLD SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)


                                                                          June 30, 1999      March 31, 1999
                                                                          -------------      --------------
ASSETS

Current assets:
    Cash and cash equivalents                                              $      8,045       $     11,175
    Accounts receivable, net                                                         23                 79
    Inventories, net                                                                135                184
    Other current assets                                                            337                254
                                                                           ------------       ------------
        Total current assets                                                      8,540             11,692

Property and equipment, net                                                         309                268
Other assets                                                                        173                168
                                                                           ------------       ------------
        Total assets                                                       $      9,022       $     12,128
                                                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $        744       $        796
    Accrued and other liabilities                                                 1,322              1,796
                                                                           ------------       ------------
        Total current liabilities                                                 2,066              2,592
                                                                           ------------       ------------

Stockholders' equity:
    Convertible preferred stock, $0.001 par value (involuntary liquidation value of $8,304,900; 5,000,000 shares
        authorized, 3,100,000 shares issued and outstanding                           3                  3

    Common stock, $0.001 par value; 30,000,000 shares authorized,
        2,527,489 and 2,524,429 shares issued and outstanding                        25                 25

    Additional paid in capital                                                   53,491             53,488

    Accumulated deficit                                                         (46,563)           (43,980)
                                                                           ------------       ------------
        Total stockholders' equity                                                6,956              9,536
                                                                           ------------       ------------
        Total liabilities and stockholders equity                          $      9,022       $     12,128
                                                                           ============       ============


           See accompanying Notes to Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                                 Three months ended June 30,
                                                                   1999               1998
                                                                ----------         ----------
Net revenue                                                     $      150         $   12,365
Cost of revenue                                                         82              9,549
                                                                ----------         ----------
    Gross profit                                                        68              2,816
                                                                ----------         ----------

Operating expenses:
    Research and development                                         1,001              2,537
    Marketing and sales                                              1,249              2,781
    General and administrative                                         746              1,111
    Restructuring costs                                                  -                404
                                                                ----------         ----------
        Total operating expenses                                     2,996              6,833
                                                                ----------         ----------
        Loss from operations                                        (2,928)            (4,017)
                                                                ----------         ----------

Other income, net:
    Gain on sale of modem business                                     268              6,128
    Other income, net                                                   84                 12
                                                                ----------         ----------
        Total other income, net                                        352              6,140
                                                                ----------         ----------

    Income (loss) before income taxes                               (2,576)             2,123
    Income tax benefit (provision)                                      (7)                22
                                                                ----------         ----------
        Income (loss) from continuing operations                    (2,583)             2,145
                                                                ----------         ----------

Discontinued operations:
    Income from discontinued operations                                  -                 90
                                                                ----------         ----------
        Net income (loss)                                       $   (2,583)        $    2,235
                                                                ==========         ==========

Basic per share data:
    Income (loss) per share from continuing operations          $    (1.02)        $     1.25
    Income per share from discontinued operations                        -               0.05
                                                                ----------         ----------
        Net income (loss) per share                             $    (1.02)        $     1.30
                                                                ==========         ==========

Diluted per share data:
    Income (loss) per share from continuing operations          $    (1.02)        $     1.24
    Income per share from discontinued operations                        -               0.05
                                                                ----------         ----------
        Net income (loss) per share                             $    (1.02)        $     1.29
                                                                ==========         ==========

Shares used in basic per share computations                          2,524              1,716
Dilutive effect of stock options                                         -                 20
                                                                ----------         ----------
Shares used in diluted per share computations                        2,524              1,736
                                                                ==========         ==========


           See accompanying Notes to Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                               Three months ended June 30,
                                                                                              -----------------------------
                                                                                                 1999               1998
                                                                                              ----------         ----------
OPERATING ACTIVITIES:
     Net income (loss)                                                                        $   (2,583)        $    2,235
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Depreciation and amortization                                                               54                570
          Gain on sale of modem operations                                                          (268)            (6,128)
          Changes in operating assets and liabilities:
               Accounts receivable, net                                                               56             (1,145)
               Inventories, net                                                                       49                218
               Other current assets                                                                  (83)               105
               Accounts payable                                                                      (52)             2,816
               Accrued and other liabilities                                                         (22)              (693)
                                                                                              ----------         ----------
     Net cash used in operating activities:
          Continuing operations                                                                   (2,849)            (2,022)
          Discontinued operations                                                                   (184)              (184)
                                                                                              ----------         ----------
               Net cash used by operating activities                                              (3,033)            (2,206)
                                                                                              ----------         ----------

INVESTING ACTIVITIES:
     Proceeds from sale of modem business                                                              -              4,000
     Purchases of property and equipment                                                             (94)               (22)
     Other assets                                                                                     (6)                (2)
                                                                                              ----------         ----------
               Net cash provided (used) by investing activities                                     (100)             3,976
                                                                                              ----------         ----------

FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                                                            3                  8
                                                                                              ----------         ----------
               Net cash provided by financing activities                                               3                  8
                                                                                              ----------         ----------

Net increase (decrease) in cash and cash equivalents                                              (3,130)             1,778
Cash and cash equivalents at beginning of period                                                  11,175              3,098
                                                                                              ----------         ----------
Cash and cash equivalents at end of period                                                    $    8,045         $    4,876
                                                                                              ==========         ==========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
     Interest                                                                                 $        -         $      198
     Income taxes                                                                             $        7         $       19

Non-cash investing and financing activities:
     Sale of modem operations in exchange for note receivable from Boca Research, Inc.        $        -         $    5,855
     Warrants issued to Boca Research, Inc.                                                   $        -         $      140


           See accompanying Notes to Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      DESCRIPTION OF BUSINESS

        OneWorld Systems, Inc. ("OneWorld Systems" or the "Company") (founded in 1989 and incorporated in Delaware as Global Village Communication, Inc.) develops and manufactures products that enhance and simplify wide-area data communications for the small and medium sized office market. The Company's OneWorld Network Communications Servers are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, modem pooling and fax capabilities.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION. The interim condensed consolidated financial statements as of June 30, 1999 and for the three months ended June 30, 1999 and 1998, include all adjustments (consisting of only normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. Certain reclassifications have been made for consistent presentation. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended March 31, 1999.

        NET INCOME (LOSS) PER SHARE. Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three months ended June 30, 1999 "in-the-money" options of approximately 35,000 and 3,100,000 shares of convertible preferred stock were not included in the calculation of diluted EPS as they were considered antidilutive. For the three months ended June 30, 1998 "in-the-money" dilutive options of approximately 20,000 were included in the calculation of diluted EPS. In both periods, shares issuable under a warrant to Boca Research, Inc. (see note 5) were not included in the calculation of EPS because such warrant was not "in-the-money."

        INVENTORIES. Inventories are primarily comprised of finished goods and are stated at the lower of cost or market. Costs are calculated using standard cost, which approximates the lower of actual cost (first-in, first-out method) or market.

3.      RESTRUCTURING COSTS

        As of June 30, 1999, the Company's total accrued restructuring costs balance was approximately $106,000 and is primarily comprised of the remaining lease liabilities on two of its facilities.

        On March 31, 1998 the Company announced a fundamental shift in business strategy to refocus its efforts on its new line of communication servers for small and medium size offices and a change of its name to OneWorld Systems, Inc. During the first quarter of fiscal 1999, the Company recorded a restructuring charge of approximately $404,000. As of June 30, 1999 the accrual balance associated with the March 1998 restructuring was approximately $67,000 and relates primarily to the remaining lease payments of the Plano, Texas facility.

        In December 1996, the Company announced a restructuring plan to streamline its operations, reduce its workforce and enable the Company to improve its operating results. As of June 30, 1999 the accrual balance associated with the December 1996 restructuring was approximately $39,000 and relates primarily to the remaining lease payments on the Marietta, Georgia facility.

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

5.      SALE OF MODEM OPERATIONS

        On June 18, 1998 the Company completed the sale of its modem operations to Boca Research, Inc. ("Boca"). Included in the sale were substantially all of the Company's assets related to the Company's single user modem and software product offerings. Additionally, the Company issued to Boca a five year Warrant to purchase up to 42,500 shares of the Company's Common Stock at approximately $10.00 per share. In consideration for these assets, Boca assumed certain of the Company's liabilities related to the modem operations, paid the Company $4.0 million in cash, and delivered a non-interest bearing promissory note for $6.0 million payable in two equal installments on September 30 and December 31, 1998, which was recorded at $5.855 million. The difference between the recorded value and the face value of the note was recognized as interest income over the life of the note. The loan was fully paid by the end of the fiscal year ended March 31, 1999.

        During the quarter ended June 30, 1998, the Company recorded a gain on the sale of the modem business of $6.128 million and during the quarter ended March 31, 1999 recorded an additional gain of $47,000 representing the release of reserves determined to be fully resolved. During the quarter ended June 30, 1999, the Company recorded an additional gain on the sale of the modem business of $268,000 representing the release of the remaining reserves for contingencies which expired on June 18, 1999. The cumulative gain on of the sale of the modem business as of June 30, 1999 was a net gain of $6.443 million.

        The assets purchased by Boca included products which represented the overwhelming majority of the Company's revenues and gross profits in prior years. These products did not contribute to the Company's reported net revenue or gross profit after June 18, 1998.

6.      SUBSEQUENT EVENTS

        On June 22, 1999 the Company's stockholders approved the proposed amendment to the Company's Certificate of Incorporation to authorize the Board of Directors to adopt a reverse stock split with respect to the Company's Common Stock. On June 23, 1999 the Board of Directors approved a one-for-ten reverse split ratio effective July 6, 1999. The effect of the reverse split has been accounted for retroactively throughout these financial statements.

        On July 6, 1999, in connection with the one-for-ten reverse split, 50% of the Series A Convertible Preferred Stock (or 1,550,000 shares) was automatically converted into Common Stock at a conversion ratio of one-for-one.

        On July 7, 1999, the closing price of the Company's Common Stock, as quoted on the Over The Counter Bulletin Board (the "OTCBB") exceeded a specific price, resulting in the automatic conversion of an additional 12.5% of the originally outstanding Series A Convertible Preferred Stock (or 387,500 shares) into Common Stock at a conversion ratio of one-for-one.

        As of July 7, 1999 the number of shares issued and outstanding was:


        Series A Convertible Preferred Stock, $0.001 par value
            (involuntary liquidation preference $3,114,338)             1,162,500
        Common Stock, $0.001 par value                                  4,465,231

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1999. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in forward-looking statements as a result of the risk factors and other cautionary disclosures set forth below and elsewhere in this report.

OVERVIEW

OneWorld Systems, Inc. (the "Company", "we", or "us") was founded in June 1989 and incorporated in Delaware as Global Village Communication, Inc. We develop and manufacture products that enhance and simplify wide area data communications for the small and medium sized office market. Our OneWorld Network Communications Servers are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, on-line service access and fax capabilities.

Since the sale of our single-user modem operations in June 1998, we are focused entirely on our new family of communication server products targeted to the small and medium sized office market. These server products combine Internet access and routing, remote access, fax and shared modem capabilities in a single, easy-to-use product. These products, known as the OneWorld family of Network Communications Servers, were announced on June 8, 1998, and began shipping in September 1998. Our primary source of revenue is now from these products. Revenue from this product line is dependent upon the commercial acceptance of the products, which in turn depends on continued development and technical enhancement of the products, sales and marketing efforts, technical reviews by independent parties, introductions of new technologies, performance of our valued added resellers, distributors and suppliers, and announcements by competitors, among other factors. There can be no assurance we will be successful in our ongoing development efforts or able to introduce technical enhancements and/or new features and functionality in a timely manner. Failure to do so could result in lower customer acceptance of our products and result in our products falling behind competitors' product capabilities, which would have a material adverse effect on sales of our products. Many of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than we do. To sell our new communications server products will require us to significantly expand our value added reseller distribution channel, which is different from that of our former single-user modem product business. There can be no assurance that we will be successful in the continuing development and maintenance of an effective distribution channel for our new products. There can be no assurance that the marketplace will accept our communications server products. If the sales of our new products are below expectations, our business, financial condition and results of operations will be materially adversely affected.

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

Though we continually seek to further enhance our product offerings and to develop new products, there can be no assurance that these development efforts will result in enhanced or timely new product introductions. Furthermore, there is no certainty that any enhancements or new products will achieve market acceptance. With the announcement of new or enhanced products that could potentially replace current products, customers may defer purchasing currently available products, which could have a materially adverse affect on our business, financial condition and results of operations. Although we write off inventory that is considered excess or obsolete, there can be no assurance that the recorded allowances for such write-offs will be adequate. A material increase in such write-offs and returns over our expectations could have a material adverse effect on our business, financial condition and results of operations.

On June 22, 1999, our stockholders authorized the Board of Directors to amend our Certificate of Incorporation in order to effect a reverse split with respect to our Common Stock. On June 23, 1999 the Board of Directors approved a one-for-ten reverse split with respect to our Common Stock effective July 6, 1999. Subsequent to the one-for-ten reverse split on July 6, 1999, 1,550,000 shares of our Series A Convertible Preferred Stock was automatically converted into Common Stock at a one-for-one conversion ratio.

On July 7, 1999, the closing price of our Common Stock, as quoted on the Over The Counter Bulletin Board (the "OTCBB") exceeded a specific price, resulting in the automatic conversion of an additional 387,500 shares of our outstanding Series A Convertible Preferred Stock into Common Stock at a conversion ratio of one-for-one.

NET REVENUE

On June 18, 1998, we sold our single-user modem operations to Boca Research, Inc. The modem operations accounted for substantially all of our revenue during the prior fiscal year. Consequently, the comparisons below should not be relied upon as predictors of future performance.

Net revenues include revenues from gross shipments, licenses and royalties, less returns and allowances.

--------------------------------------------------------------------------------

                                        Three months ended June 30,          Percentage
        (dollars in thousands)             1999              1998             Decrease
                                        ---------         ---------          ---------
        Total net revenue               $     150         $  12,365             -99%

--------------------------------------------------------------------------------

The decrease in net revenue for the first quarter of fiscal 2000 as compared to the same period in fiscal 1999 was primarily attributable to the sale of our modem operations in June 1998. We sold no modem business products after the close of the transaction with Boca Research on June 18, 1998.

Since we began shipping our new OneWorld Network Communication Server in September 1998 we have depended on sales of this product line for the substantial majority of our revenues. Revenues for the quarter ended June 30, 1999 decreased 34% from $227,000 from the prior quarter ended March 31, 1999. In part this decrease is attributable to a decline in unit sales of our new Communication Servers (see also "Liquidity and Capital Resources", and "Certain Factors Which May Affect Future Performance - Market Acceptance of Our New Products"). The balance of the decrease is attributable to a continuing decline in revenue from our legacy products retained after the sale of our modem operations.

International net revenue decreased to $13,000 or 9% of net revenues for the first quarter of fiscal 2000, from $6.1 million or 49% of net revenue for the first quarter of fiscal 1999. The decrease in international revenue was attributable to the sale of our modem operations in June 1998. We are focusing the sale of our Network Communication Server products in the United States and Canada only.

Revenue reserves and allowances are established for estimated future returns due to stock balancing and discontinued and nonsaleable products based on our past experience and internal forecasts. There can be no assurance that our historical experience regarding returns and allowances will continue or that our projections will prove accurate. If we experience returns in excess of these reserves, our business, financial condition and results of operations could be materially adversely affected.

COST AND EXPENSES

On June 18, 1998, we sold our modem operations to Boca Research. The modem operations accounted for substantially all of our gross profit and a significant portion of our research and development, marketing and sales, and general and administrative expenses during the prior fiscal year. Consequently, the comparisons below should not be relied upon as predictors of future performance.

GROSS PROFIT

Cost of revenue primarily consisted of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments and warranty expenses. Our gross profit as a percentage of net revenue was:

--------------------------------------------------------------------------------

                                         Three months ended June 30,
        (dollars in thousands)             1999              1998
                                        ----------        ----------
        Net revenue                     $      150        $   12,365
        Cost of revenue                         82             9,549
                                        ----------        ----------
             Gross profit               $       68        $    2,816
                                        ----------        ----------
        Gross profit margin                     45%               23%

--------------------------------------------------------------------------------

The increase in gross profit margin as a percentage of net revenue, as compared to the comparable period in the prior fiscal year, was primarily attributable to the higher margins achieved on our new network server products as compared to margins achieved on the single-user modem products. Gross profit margins as a percentage of net revenues decreased to 45% this fiscal quarter from 52% in the fiscal quarter ended March 31, 1999. The decline is attributable to fixed manufacturing overhead expenses, which were a greater proportion of total costs of revenue due to the lower level of unit sales during the current period. Gross profit margins are likely to fluctuate as a result of the overall volume of sales, the sales mix between lower and higher margin products, the nature and amount of licensing and royalty income, and changes in distribution channels, as well as changes in component and production costs, price reductions and reserve requirements.

OPERATING EXPENSES

Operating expenses are comprised of the following:

--------------------------------------------------------------------------------

                                                               Three months ended June 30,
                                                          1999                               1998
                                               --------------------------         --------------------------
                                                                % of net                           % of net
        (dollars in thousands)                      $            revenue               $            revenue
                                               ----------      ----------         ----------      ----------
        Research and development               $    1,001           667.3%        $    2,537            20.5%
        Marketing and sales                         1,249           832.7              2,781            22.5
        General and administrative                    746           497.3              1,111             9.0
        Restructuring costs                             -               -                404             3.3
                                               ----------                         ----------
             Total operating expenses          $    2,996                         $    6,833
                                               ----------                         ----------

--------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 61% to $1.0 million for the first quarter of fiscal 2000 from $2.5 million in the comparable quarter of fiscal 1999. The decrease in research and development expenses is primarily related to a reduction in personnel and other costs and costs resulting from the sale of the single-user modem operations to Boca Research, Inc. Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, in compliance with SFAS No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed." Historically, software development has been substantially completed concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized to date.

MARKETING AND SALES

Marketing and sales expenses decreased 55% to $1.2 million in the first quarter of fiscal 2000 compared to $2.8 million during the same period of fiscal 1999. The decline in fiscal 2000 expenses was primarily attributable to a reduction in advertising and promotional expenses, as well as a reduction in personnel costs associated with the sale of the single-user modem operations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 33% to $746,000 from $1.1 million between the first quarter of fiscal 2000 and the first quarter of fiscal 1999. General and administrative expenses decreased primarily due to a reduction in personnel costs associated with the sale of the single-user modem operations.

RESTRUCTURING COSTS

On March 31, 1998 we announced a fundamental shift in business strategy to refocus our efforts on our new line of communication servers for small and medium size offices and a change of our name to OneWorld Systems, Inc. During the first fiscal quarter of 1999, we recorded a restructuring charge of approximately $404,000 comprised of additional one-time costs for severance and employee related costs (approximately $247,000), lease abandonment (approximately $88,000), and fixed asset write-offs (approximately $69,000) associated with the transition to OneWorld Systems. As of June 30, 1999 an accrued balance of $67,000 remained, associated with the lease abandonment.

NET OTHER INCOME

Other net income consisted of the following:

--------------------------------------------------------------------------------

                                                                 Three months ended June 30,
                                                            1999                                1998
                                                ---------------------------         ----------------------------
                                                                  % of net                             % of net
(dollars in thousands)                               $             revenue               $              revenue
                                                ----------       ----------         ----------        ----------
        Gain on sale of modem business          $      268            178.7%        $    6,128              49.6%
        Interest income                                 84             56.0                 14               0.1
        Interest expense                                 -                -                (14)             (0.1)
        Other income                                     -                -                 12               0.1
                                                ----------                          ----------
             Total other income, net            $      352                          $    6,140
                                                ----------                          ----------

--------------------------------------------------------------------------------

Net other income decreased to approximately $352,000 or 235% of net revenues for the first fiscal quarter of fiscal 2000 from $6.1 million or 50% of net revenues for the first fiscal quarter of 1999. Net other income included a gain on sale of our modem operations of $6.1 million in the first fiscal quarter of 1999 and an additional $268,000 in the first quarter of fiscal 2000. The current quarter gain is due to the release of reserves for certain contingencies that expired on June 18, 1999. In addition to the one time gain on the sale of our modem operations, interest income earned on cash and investments increased approximately 500%.

The effective tax rate for the first quarter of fiscal 2000 was approximately 0.3% as compared to 1% in the first quarter of fiscal 1999. The income tax provision recorded during the first quarter of fiscal 2000 relates to minimum state income taxes for fiscal year 2000. The income tax benefit recorded during the first quarter of fiscal 1999 related to refunds of prior period state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents totaled $8.0 million at June 30, 1999, representing 89% of total assets. Our working capital was $6.5 million at June 30, 1999 as compared to $9.1 million at March 31, 1999, a decrease of $2.6 million. The decrease in working capital was primarily attributable to the net loss incurred during the quarter.

At June 30, 1999, our principal source of liquidity was $8 million in cash and short term investments.

We do not expect fiscal 2000 capital expenditures to exceed historical levels. Our primary source of revenue in the future will be derived from our OneWorld Network Communications Servers. To date, the Company has not yet established a significant revenue source from these products. Consequently, during the past several quarters, we have experienced significant negative cash flows from operations. Revenue from our new products have not yet reached levels sufficient to offset operating expenses. As such, we do not expect to be profitable in the short-term and expect to continue to incur significant negative cash flows from operations. However, we currently believe that existing cash and revenue for the new server products should enable us to meet our short term cash requirements. The preceding sentence is a forward-looking statement, and actual results could differ materially from those indicated. Failure to meet our expectations for revenue and gross profit from our new products, operating expenses in excess of expectations, or other unforeseen expenditures would have a material adverse impact on our business, financial condition and results of operations. We may be required to issue additional debt or equity securities which could substantially dilute the ownership of existing stockholders. Any shortfall in funding could result in us having to curtail the introduction or development of new products and our entry into new markets, any of which could have a material adverse affect on our business, financial condition and results of operations.

YEAR 2000 ISSUES

We are aware of the potential for Year 2000 software failures. We have commenced, but have not yet completed, evaluation of the Year 2000 issue, and are in the process of identifying the areas in which we may have exposure in the systems we use to operate our business, the systems used by key suppliers and customers, and the products we produce.

During the quarter ended June 30, 1999, we completed the upgrade to our corporate information system which we believe will ensure that it is Year 2000 compliant. In addition, we have determined that certain of our telecommunications systems and desktop computer applications programs are not year 2000 compliant and will have to be upgraded or replaced. We are continuing the implementation of a corrective plan of action.

Concurrent with performing the above steps, we will make certain investments in systems, applications and products to address Year 2000 issues. We have not tracked internal resources dedicated to the resolution of the Year 2000 issue and, therefore, are unable to quantify internal costs incurred to date that are associated with the Year 2000 issue. We have, however, hired external consultants to resolve internal information system issues related to the resolution of the Year 2000 issue. Approximately $75,000 of consulting fees related to the upgrade of our internal information system was recorded during the first fiscal quarter of 2000. Expenditures to resolve Year 2000 issues are not expected to be material, and are expected to be as part of normal operations.

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

We have commenced efforts to ensure that all products that we currently produce will be fully Year 2000 compliant. We believe that hardware-related Year 2000 problems have been identified and resolved. Preliminary internal testing of our software has been completed with no issues detected. We do, however, intend to hire external consultants to conduct more comprehensive formal testing of our software products which may reveal Year 2000 issues which we have not identified thus far. We believe that any costs incurred to bring our products into compliance will not have a material impact on our financial position, results of operation or cash flows. Despite our efforts, in the worst-case scenario, non-Year 2000 compliant products could result in the loss of or delay in market acceptance of our products, which would likely result in a material adverse effect upon our business, financial condition and results of operations. If such a scenario were to occur, our contingency plan would be to work internally and with outside consultants as needed to make such products Year 2000 compliant as soon as possible. There can be no assurance, however, that such a contingency plan will provide a timely or effective solution to any such Year 2000 issues.

Our plan to complete our Year 2000 modifications is based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including continued availability of certain resources and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer code.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE

In addition to the other information contained herein, one should carefully consider the following factors in evaluating the Company.

MARKET ACCEPTANCE OF OUR NEW PRODUCTS

In June 1998, we sold our single-user modem business to Boca Research, Inc. Since that time, we have been dependent on our new OneWorld Network Communications Server products, introduced in September 1998, foras our primary source of revenue. The market for these types of products, especially in our target segment of small and medium sized businesses, is developing and may never become still developing a viable market. The purchase price of our products can represent a significant investment for our customers. In addition, many of our potential customers may perceive OneWorld as a new company, and may be hesitant to purchase our products. Because of these and other factors, potential customers may delay their decision to purchase our products or may choose not to purchase. Failure of the market to accept our new products would result in our inability to achieve forecasted levels of sales and would have a material adverse affect on our business, financial condition and results of operations.

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

MARKET ANTICIPATION OF NEW PRODUCTS OR TECHNOLOGIES

Since the environment in which we operate is characterized by rapid new product and technology introductions and generally falling prices for existing products, our customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If the market views such anticipated changes as significant, then this may have the effect of temporarily slowing overall market demand and adversely affecting our operating results.

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

RELIANCE ON VALUE ADDED RESELLERS

We distribute our new OneWorld Network Communications Servers through national and regional value added resellers (VARs) and corporate resellers, particularly those with a focus on serving the small and medium size office market. We intend to increase the number of participating value added resellers by implementing recruiting, training and support programs aimed at these resellers. There can be no assurance that we will be successful in attracting new value added resellers to distribute our products, or that this distribution channel will be a successful one for us. Failure to attract new value added resellers or their inability to sell the products would cause our sales to fall below expectations, and our business, financial condition and results of operations would be materially adversely affected. Moreover, these VARs may not actively pursue sales opportunities for our products due to inexperience with our products or otherwise. If these VARs fail to actively promote our products, our ability to generate revenue will be materially adversely affected.

COMPETITION

The market for our products is intensely competitive and is characterized by rapidly changing technology, evolving industry communication standards and frequent new product introductions. A number of competitors, including Cisco Systems, Shiva, 3Com and Castelle, among others, offer products that compete with one or more of our communications server products. Our fax server products compete primarily with dedicated fax servers, stand-alone fax machines, electronic mail, and centralized fax systems and software produced by independent manufacturers such as Castelle, AVT and Omtool. Our remote access servers compete with products from Shiva (recently acquired by Intel), 3Com, and others who provide dedicated remote access servers and modem pools. Our Internet access and routing servers compete with competitors such as Cisco and 3Com and many others who provide a wide range of Internet access devices for all sizes of companies. In addition, these products also compete with a number of smaller competitors who are focused on the small to medium sized business market, including Ramp Networks, Netopia and others. Other companies in the personal computer industry, such as modem vendors, remote access server vendors, communications software vendors, fax machine manufacturers and personal computer manufacturers, could seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on sales of current and future products.

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

VOLATILITY OF STOCK PRICE

The market price of our Common Stock has been volatile and trading volumes have been relatively low. Factors such as variations in our revenue, operating results and cash flow and announcements of technological innovations or price reductions by us, our competitors, or providers of alternative products could cause the market price of our Common Stock to fluctuate substantially. In addition, the stock markets have experienced significant price and volume fluctuations that have particularly affected technology-based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of our Common Stock.

Effective February 25, 1999 we were delisted from the Nasdaq National Market(R). Our Common Stock is currently is traded on the Over the Counter Bulletin Board ("OTCBB"). Because of the structure of this market, our Common Stock may be subject to an increase in stock price volatility.

ANTI-TAKEOVER PROVISIONS

Our Board of Director's has the authority to issue up to 5,000,000 shares of Preferred Stock (of which 3,100,000 shares have been issued and are outstanding
- see also "Management Discussion and Analysis of Financial Condition and Results of Operations - Overview") and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. While we have no present intention to issue additional shares of Preferred Stock, any such issuance could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control. Furthermore, certain provisions of our Certificate of Incorporation may have the effect of delaying or preventing changes in control of our management, which could adversely affect the market price of our Common Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to market risk from interest rate changes, foreign currency fluctuations, and changes in the market value of our investments.

INTEREST RATE RISK

We invest our excess cash in debt instruments of the U.S. Government and its agencies, and its agencies, and in high-quality corporate issuers and by policy, limit the amount of credit exposure to any one issue. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

The effect of interest rate fluctuations on us during the first quarter of fiscal 2000 were not material, nor do we currently anticipate it will so be during the remainder of this fiscal year.

FOREIGN CURRENCY RISK

We pay expenses of our international operations in local currencies. Our international operations are subject to risks typical of an international business, including but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

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

The effect of foreign exchange rate fluctuations on us during the first quarter of fiscal 2000 were not material, nor do we currently anticipate it will be so during the remainder of this fiscal year.

INVESTMENT RISK

We currently have no equity investments.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS    -  Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 22, 1999, our stockholders authorized the Board of Directors to amend our Certificate of Incorporation to effect a reverse split with respect to our Common Stock. On June 23, 1999 the Board of Directors approved a one-for-ten reverse split with respect to our Common Stock effective July 6, 1999. Subsequent to the one-for-ten reverse split on July 6, 1999, 1,550,000 shares of our Series A Convertible Preferred Stock was automatically converted into Common Stock at a one-for-one conversion ratio.

On July 7, 1999, the closing price of our Common Stock, as quoted on the Over The Counter Bulletin Board (the "OTCBB") exceeded a specific price, resulting in the automatic conversion of an additional 387,500 shares of our outstanding Series A Convertible Preferred Stock into Common Stock at a conversion ratio of one-for-one.

As of July 7, 1999 the number of shares of our capital stock issued and outstanding was:


Series A Convertible Preferred Stock, $0.001 par value
    (involuntary liquidation preference $3,114,338)              1,162,500
Common Stock, $0.001 par value                                   4,465,231

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


We held a Special Meeting of Stockholders on June 22, 1999. At this meeting, the following matters were approved by the stockholders by the votes indicated:

                                                                                                                 Broker
Matter:                                                            For            Against        Abstain         Non-Vote
                                                               ----------       ----------     ----------       ----------
To approve and adopt alternative amendments to the             41,855,716         745,322         177,910              -
Company's Certificate of incorporation (only one of
which will be implemented by the Board of Directors)
to effectuate either a one-for-seven, one-for-ten, or a
one-for-fourteen reverse stock split with respect to all
issued and outstanding shares of the Company's
Common Stock.

To transact other such business as may properly come           25,700,416         422,286      16,656,248              -
before the meeting.


ITEM 5.  OTHER INFORMATION -  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit
 Number     Description of Document
-------     -----------------------

3.1(a)(+)   Amended and Restated Certificate of Incorporation of OneWorld
            Systems, Inc.

3.1(b)(++)  Certificate of Designations, Preferences and Rights of Series A
            Convertible Preferred Stock of OneWorld Systems, Inc., dated March 3, 1999

3.1(c)(++)    Certificate of Amendment to Amend and Restate Certificate of
            Incorporation of OneWorld Systems, Inc., dated June 25, 1999

3.2(*)      Form of Bylaws of Global Village Communication, Inc.

4.1         Reference is made to Exhibits 3.1 and 3.2

4.9++ Warrant to purchase 425,000 Shares of Common Stock granted by the Company to Boca Research, inc. dated as of June 18, 1998

4.10(++) Unit Purchase Agreement between the Company and other parties named therein, dated as of March 3, 1999

4.11(++) Investor Rights Agreement dated as of March 3, 1999 by and among the parties to the Unit Purchase Agreement

10.1(*) Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule

10.2+       1991 Stock Option Plan, as amended (the "Option Plan")

10.3(*)     Form of Incentive Stock Option under the Option Plan

10.4(*)     Form of Supplemental Stock Option under the Option Plan

10.5(*)     1993 Employee Stock Purchase Plan

10.10(*) Distribution Agreement between the Company and Ingram Micro, dated as of February 16, 1993

10.12+      1994 Non-Employee Directors' Stock Option Plan, as amended

10.16(*)x   Lease agreement between Herman Christensen, Jr. and Raymond P.
            Christensen and the Company dated July 14, 1994

10.17(*)x   Management Incentive Plan

27.1        Financial Data Schedule

        (*) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No 33-73878 as amended) and hereby incorporated by reference herein.

        + Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998, and hereby incorporated by reference herein.

        ++ Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 12, 1998, and hereby incorporated by reference herein.

        (+) Filed as an exhibit to the Registrant's Annual Report on Form 10-K/A filed with the Commission on July 2, 1998, and hereby incorporated by reference herein.

        (++) Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1999, and hereby incorporated by reference herein.

        x The Company has requested confidential treatment with respect to portions of this document.

(b)     Reports on Form 8-K

        On April 29, 1999 the Company filed a Form 8-K in which the Company announced the resignation of Eugene Eidenberg from the Company's Board of Directors and the appointment of Roger Roberts, former CEO of Citrix Systems to the Company's Board of Directors

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OneWorld Systems, Inc.



Date:  August 12, 1999                    /S/Neil Selvin
                                       -----------------------------------------
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  August 12, 1999
                                          /S/Marc E. Linden
                                       -----------------------------------------
                                          Senior Vice President Finance and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX
Exhibit
 Number     Description of Document
-------     -----------------------

3.1(a)(+)   Amended and Restated Certificate of Incorporation of OneWorld
            Systems, Inc.

3.1(b)(++)  Certificate of Designations, Preferences and Rights of Series A
            Convertible Preferred Stock of OneWorld Systems, Inc., dated March 3, 1999

3.1(c)(++)    Certificate of Amendment to Amend and Restate Certificate of
            Incorporation of OneWorld Systems, Inc., dated June 25, 1999

3.2(*)      Form of Bylaws of Global Village Communication, Inc.

4.1         Reference is made to Exhibits 3.1 and 3.2

4.9++ Warrant to purchase 425,000 Shares of Common Stock granted by the Company to Boca Research, inc. dated as of June 18, 1998

4.10(++) Unit Purchase Agreement between the Company and other parties named therein, dated as of March 3, 1999

4.11(++) Investor Rights Agreement dated as of March 3, 1999 by and among the parties to the Unit Purchase Agreement

10.1(*) Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule

10.2+       1991 Stock Option Plan, as amended (the "Option Plan")

10.3(*)     Form of Incentive Stock Option under the Option Plan

10.4(*)     Form of Supplemental Stock Option under the Option Plan

10.5(*)     1993 Employee Stock Purchase Plan

10.10(*) Distribution Agreement between the Company and Ingram Micro, dated as of February 16, 1993

10.12+      1994 Non-Employee Directors' Stock Option Plan, as amended

10.16(*)x   Lease agreement between Herman Christensen, Jr. and Raymond P.
            Christensen and the Company dated July 14, 1994

10.17(*)x   Management Incentive Plan

27.1        Financial Data Schedule

        (*) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No 33-73878 as amended) and hereby incorporated by reference herein.

        + Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998, and hereby incorporated by reference herein.

        ++ Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 12, 1998, and hereby incorporated by reference herein.

        (+) Filed as an exhibit to the Registrant's Annual Report on Form 10-K/A filed with the Commission on July 2, 1998, and hereby incorporated by reference herein.

        (++) Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1999, and hereby incorporated by reference herein.

        x The Company has requested confidential treatment with respect to portions of this document.