Form 10-Q
period 1999-09-30
ONEWORLD SYSTEMS INC
filed 1999-11-12
CIK 875983

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of Common Stock outstanding as of November 1, 1999 was 4,465,226.

================================================================================

                             ONEWORLD SYSTEMS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                                  Page
PART I. FINANCIAL INFORMATION
   Item 1. Consolidated Financial Statements........................................................3

     Condensed Consolidated Balance Sheets
         as of September 30, 1999 and March 31, 1999................................................3

     Condensed Consolidated Statements of Operations
         for the three and six months ended September 30, 1999 and 1998.............................4

     Condensed Consolidated Statements of Cash Flows
         for the six months ended September 30, 1999 and 1998.......................................5

     Notes to Condensed Consolidated Financial Statements...........................................6

   Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations................................................8

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................18

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings......................................................................19

   Item 2.  Changes in Securities and Use of Proceeds..............................................19

   Item 3.  Defaults Upon Senior Securities........................................................19

   Item 4.  Submission of Matters to a Vote of Security Holders....................................19

   Item 5.  Other Information......................................................................19

   Item 6.  Exhibits and Reports on Form 8-K.......................................................20

SIGNATURES.........................................................................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             ONEWORLD SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                                              September 30, 1999          March 31, 1999
                                                                              ------------------          --------------
ASSETS

Current assets:
    Cash and cash equivalents                                                 $            5,036          $       11,175
    Accounts receivable, net                                                                   9                      79
    Inventories, net                                                                         188                     184
    Other current assets                                                                     456                     254
                                                                              ------------------          --------------
        Total current assets                                                               5,689                  11,692

Property and equipment, net                                                                  295                     268
Other assets                                                                                 154                     168
                                                                              ------------------          --------------
        Total assets                                                          $            6,138          $       12,128
                                                                              ==================          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $              688          $          796
    Accrued and other liabilities                                                          1,164                   1,796
                                                                              ------------------          --------------
        Total current liabilities                                                          1,852                   2,592
                                                                              ------------------          --------------

Stockholders' equity:
    Convertible preferred stock, $0.001 par value (involuntary liquidation value of $3,114,338 and $8,304,900) 5,000,000 shares
        authorized, 1,162,505 and 3,100,000 shares issued and outstanding                      1                       3

    Common stock, $0.001 par value; 30,000,000 shares authorized,
        4,465,226 and 2,524,429 shares issued and outstanding                                  4                       2

    Additional paid in capital                                                            53,515                  53,511

    Accumulated deficit                                                                  (49,234)                (43,980)
                                                                              ------------------          --------------
        Total stockholders' equity                                                         4,286                   9,536
                                                                              ------------------          --------------
        Total liabilities and stockholders' equity                            $            6,138          $       12,128
                                                                              ==================          ==============

      See accompanying Notes to Condensed Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)


                                                                Three months ended                   Six months ended
                                                                   September 30,                       September 30,
                                                             1999                1998              1999               1998
                                                         ---------           ---------         ---------          ---------
Net revenue                                              $     82            $    353          $    232           $ 12,718
Cost of revenue                                                75                 129               157              9,678
                                                         ---------           ---------         ---------          ---------
    Gross profit                                                7                 224                75              3,040
                                                         ---------           ---------         ---------          ---------

Operating expenses:
    Research and development                                  845               1,082             1,846              3,619
    Marketing and sales                                     1,233                 854             2,482              3,635
    General and administrative                                656                 838             1,402              1,949
    Restructuring costs                                        --                  --                --                404
                                                         ---------           ---------         ---------          ---------
        Total operating expenses                            2,734               2,774             5,730              9,607
                                                         ---------           ---------         ---------          ---------
        Loss from operations                               (2,727)             (2,550)           (5,655)            (6,567)
                                                         ---------           ---------         ---------          ---------

Other income, net:
    Gain on sale of modem business                             --                  --               268              6,128
    Other income, net                                          74                  93               158                105
                                                         ---------           ---------         ---------          ---------
        Total other income, net                                74                  93               426              6,233
                                                         ---------           ---------         ---------          ---------

    Loss before income taxes                               (2,653)             (2,457)           (5,229)              (334)
    Income tax benefit (provision)                            (18)                 --               (25)                22
                                                         ---------           ---------         ---------          ---------
        Loss from continuing operations                    (2,671)             (2,457)           (5,254)              (312)
                                                         ---------           ---------         ---------          ---------

Discontinued operations:
    Income from discontinued operations                        --                  --                --                 90
                                                         ---------           ---------         ---------          ---------
        Net loss                                         $ (2,671)           $ (2,457)         $ (5,254)          $   (222)
                                                         =========           =========         =========          =========

Basic per share data:
    Loss per share from continuing operations            $  (0.61)           $  (1.43)         $  (1.53)          $  (0.18)
    Income per share from discontinued operations              --                  --                --               0.05
                                                         ---------           ---------         ---------          ---------
        Net loss per share                               $  (0.61)           $  (1.43)         $  (1.53)          $  (0.13)
                                                         =========           =========         =========          =========

Diluted per share data:
    Loss per share from continuing operations            $  (0.61)           $  (1.43)         $  (1.53)          $  (0.18)
    Income per share from discontinued operations              --                  --                --               0.05
                                                         ---------           ---------         ---------          ---------
        Net loss per share                               $  (0.61)           $  (1.43)         $  (1.53)          $  (0.13)
                                                         =========           =========         =========          =========

Shares used in basic per share computations                 4,359               1,718             3,435              1,717
Dilutive effect of stock options                               --                  --                --                 --
                                                         ---------           ---------         ---------          ---------
Shares used in diluted per share computations               4,359               1,718             3,435              1,717
                                                         =========           =========         =========          =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                             Six months ended September 30,
                                                                              1999                   1998
                                                                           ---------               ---------
OPERATING ACTIVITIES:
    Net loss                                                               $ (5,254)               $   (222)
    Adjustments to reconcile net loss to net cash
    used by operating activities:
        Depreciation and amortization                                           106                     671
        Gain on sale of modem operations                                       (268)                 (6,128)
        Changes in operating assets and liabilities:
            Accounts receivable, net                                             70                  (1,070)
            Inventories, net                                                     (4)                    200
            Other current assets                                               (202)                    (54)
            Accounts payable                                                   (108)                    758
            Accrued and other liabilities                                      (364)                    480
                                                                           ---------               ---------
    Net cash used in operating activities:
        Continuing operations                                                (6,024)                 (5,365)
        Discontinued operations                                                  --                    (184)
                                                                           ---------               ---------
            Net cash used by operating activities                            (6,024)                 (5,549)
                                                                           ---------               ---------

INVESTING ACTIVITIES:
    Proceeds from sale of modem business                                         --                   4,000
    Purchases of property and equipment                                        (133)                    (30)
    Other assets                                                                 14                      (2)
                                                                           ---------               ---------
            Net cash provided (used) by investing activities                   (119)                  3,968
                                                                           ---------               ---------

FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock                                        4                       9
                                                                           ---------               ---------
            Net cash provided by financing activities                             4                       9
                                                                           ---------               ---------

Net increase (decrease) in cash and cash equivalents                         (6,139)                 (1,572)
Cash and cash equivalents at beginning of period                             11,175                   3,098
                                                                           ---------               ---------
Cash and cash equivalents at end of period                                 $  5,036                $  1,526
                                                                           =========               =========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
    Interest                                                               $      7                $    198
    Income taxes                                                           $     25                $     19

Non-cash investing and financing activities:
    Sale of modem operations in exhange for
        note receivable from Boca Research, Inc.                           $     --                $  5,855
    Warrants issued to Boca Research, Inc.                                 $     --                $    140

      See accompanying Notes to Condensed Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     OneWorld Systems, Inc. ("OneWorld Systems" or the "Company") (founded in 1989 and incorporated in Delaware as Global Village Communication, Inc.) develops and manufactures products that enhance and simplify wide-area data communications for the small and medium sized office market. The Company's OneWorld(R) OfficePort(TM) family of network communication appliances are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, modem pooling and fax capabilities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The interim condensed consolidated financial statements as of September 30, 1999 and for the three and six months ended September 30, 1999 and 1998, include all adjustments (consisting of only normal recurring adjustments) that in the opinion of management are necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. Certain reclassifications have been made for consistent presentation. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended March 31, 1999.

     NET LOSS PER SHARE. Net loss per share has been computed using the weighted average number of shares of common stock outstanding in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share ("EPS") excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company incurred a net loss for all periods presented. Therefore, common stock equivalents of approximately 2,533,600 and 441,000 representing outstanding options, warrants, and convertible preferred stock (using the if-converted method) were not included in the computation for the periods ended September 30, 1999 and September 30, 1998, respectively, because they were anti-dilutive.

     INVENTORIES. Inventories are primarily comprised of finished goods and are stated at the lower of cost or market. Costs are calculated using standard cost, which approximates the lower of actual cost (first-in, first-out method) or market.

3.   RESTRUCTURING COSTS

     As of September 30, 1999, the Company's total accrued restructuring costs balance was approximately $60,000 and is primarily comprised of the remaining lease liabilities on two of its facilities.

     On March 31, 1998 the Company announced a fundamental shift in business strategy to refocus its efforts on its new line of communication servers for small and medium size offices and a change of its name to OneWorld Systems, Inc. During the first quarter of fiscal 1999, the Company recorded a restructuring charge of approximately $404,000. As of September 30, 1999 the accrual balance associated with the March 1998 restructuring was approximately $36,000 and relates primarily to the remaining lease payments of the Plano, Texas facility.

     In December 1996, the Company announced a restructuring plan to streamline its operations, reduce its workforce and enable the Company to improve its operating results. As of September 30, 1999 the accrual balance associated with the December 1996 restructuring was approximately $24,000 and relates primarily to the remaining lease payments on the Marietta, Georgia facility.

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

     During the quarter ended June 30, 1998, the Company recorded a gain on the sale of the modem business of $6.128 million and during the quarter ended March 31, 1999 recorded an additional gain of $47,000 representing the release of reserves determined to be fully resolved. During the quarter ended June 30, 1999, the Company recorded an additional gain on the sale of the modem business of $268,000 representing the release of the remaining reserves for contingencies which expired on June 18, 1999. As of September 30, 1999, the cumulative net gain on of the sale of the modem business was $6.443 million.

     The assets purchased by Boca included products which represented the overwhelming majority of the Company's revenues and gross profits in prior years. These products did not contribute to the Company's reported net revenue or gross profit after June 18, 1998.

6.   STOCKHOLDERS' EQUITY

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

     On July 7, 1999, the closing price of the Company's Common Stock, as quoted on the Over The Counter Bulletin Board (the "OTCBB"), exceeded a specific price resulting in the automatic conversion of an additional 12.5% of the originally outstanding Series A Convertible Preferred Stock (or 387,500 shares) into Common Stock at a conversion ratio of one-for-one.

     As of September 30, 1999, 1,162,505 shares of Series A Convertible Preferred Stock remain outstanding. Although these shares may be converted by the holder at any time, the remaining Series A Convertible Preferred Stock will automatically convert into Common Stock in three equal amounts as a result of the Company's Common Stock achieving certain future closing prices.

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

OVERVIEW

OneWorld Systems, Inc. (the "Company", "we", or "us") was founded in June 1989 and incorporated in Delaware as Global Village Communication, Inc. We develop and manufacture products that enhance and simplify wide area data communications for the small and medium sized office market. Our OneWorld(R) OfficePort(TM) family of network communication appliances are designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, on-line service access and fax capabilities.

Since the sale of our single-user modem operations in June 1998, we are focused entirely on our new family of network communication appliances targeted at the small and medium sized office market. These appliances combine Internet access and routing, remote access, fax and shared modem capabilities in a single, easy-to-use product. Our primary source of revenue is now from these products. During September 1999 we began shipping the new OneWorld(R) OfficePort(TM) family of network communication appliances, which replaced our earlier family of Network Communication Servers. The OfficePort appliances combine all of the features of our earlier products with new digital wide-area communications capabilities. Revenue from this product line is dependent upon the commercial acceptance of the products, which in turn depends on continued development and technical enhancement of the products, sales and marketing efforts, technical reviews by independent parties, introductions of new technologies, performance of our suppliers, and announcements by competitors, among other factors. There can be no assurance we will be successful in our ongoing development efforts or able to introduce technical enhancements and/or new features and functionality in a timely manner. Failure to do so could result in lower customer acceptance of our products and result in our products falling behind competitors' product capabilities, which would have a material adverse effect on sales of our products. Many of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than we do. There can be no assurance that the marketplace will accept our network communications appliances. In conjunction with the introduction of our OfficePort appliance, we refocused our sales efforts around a direct sales and support model. Utilizing telesales and electronic commerce via the Internet, OneWorld now sells directly to our end-user customers. In the future we anticipate generating a majority of our sales from these direct sales efforts. In addition, to ensure a high level of customer satisfaction, we now provide direct pre-sales and post-sales support. There can be no assurance that we will be successful in generating sufficient sales leads, or generating sufficient sales orders to meet our expectations. If the sales of our new products are below expectations, our business, financial condition and results of operations will be materially adversely affected.

The OfficePort family of network communication appliances is priced significantly lower than our former Network Communications Servers. With the reliance on revenues from our new communications appliances and our projected expense levels, we do not anticipate profitability in the short-term. In addition, our industry is continually faced with the threat of pricing pressure, which could lead to reductions in the average sales prices for our products and could have a materially adverse affect on gross margins. There is no assurance that we will ever achieve profitability.

Though we continually seek to further enhance our product offerings and to develop new products, there can be no assurance that these development efforts will result in enhanced or timely new product introductions. Furthermore, there is no certainty that any enhancements or new products will achieve market acceptance. With the announcement of new or enhanced products that could potentially replace current products, customers may defer purchasing currently available products, which could have a material adverse affect on our business, financial condition and results of operations. Although we write off inventory that is considered excess or obsolete, there can be no assurance that the recorded allowances for such write-offs will be adequate. A material increase in such write-offs and returns over our expectations could have a material adverse effect on our business, financial condition and results of operations.

On June 22, 1999, our stockholders authorized the Board of Directors to amend our Certificate of Incorporation in order to effect a reverse split with respect to our Common Stock. On June 23, 1999 the Board of Directors approved a one-for-ten reverse split with respect to our Common Stock effective July 6, 1999. Subsequent to the one-for-ten reverse split on July 6, 1999, 1,550,000 shares of our Series A Convertible Preferred Stock were automatically converted into Common Stock at a one-for-one conversion ratio. On July 7, 1999, the closing price of our Common Stock, as quoted on the Over The Counter Bulletin Board (the "OTCBB"), exceeded a specific price resulting in the automatic conversion of an additional 387,500 shares of our outstanding Series A Convertible Preferred Stock into Common Stock at a conversion ratio of one-for-one. Cumulatively, an aggregate of 1,937,500 Series A Convertible Preferred Stock have been converted into the same number of shares of Common Stock. An additional 1,162,505 shares of Series A Convertible Preferred Stock remained outstanding as of both September 30, and November 1, 1999.

NET REVENUE

On June 18, 1998, we sold our single-user modem operations to Boca Research, Inc. The modem operations accounted for substantially all of our revenue during the prior fiscal year. Consequently, the comparisons below should not be relied upon as predictors of future performance.

Net revenues include revenues from gross shipments, licenses and royalties, less returns and allowances.

                                  Three months ended September 30,    Six months ended September 30,
(dollars in thousands)                1999           1998                1999           1998
                                  ------------   ------------        ------------   ------------
Total net revenue                 $         82   $        353        $        232   $     12,718
                                  ------------   ------------        ------------   ------------
Percentage decrease compared to
     prior fiscal year period              -77%                               -98%
                                  ------------                       ------------

The decrease in net revenue for the second quarter of fiscal 2000 as compared to the same period in fiscal 1999 was primarily attributable to the decline in revenues from legacy products retained after the sale of our modem operations which have since been discontinued. During the quarter ended September 30, 1998, revenue from these products made up a substantial majority of total net revenue for the quarter. The decrease in revenue for the six months ended September 30, 1999 when compared to the same six month period in the prior year is primarily attributable to the sale of our modem operations in June 1998. We sold no modem business products after the close of the transaction with Boca Research on June 18, 1998.

Net revenues for the quarter ended September 30, 1999 decreased 45% from $150,000 for the quarter ended June 30, 1999. The decline is primarily attributable to a reduction in the average selling price of our products as a result of the introduction of the OfficePort appliances. The OfficePort family has a significantly lower selling price than the products it replaced. Also contributing to the decline was a decrease in revenue from our legacy products (see also `Liquidity and Capital Resources', and `Certain Factors Which May Affect Future Performance - Market Acceptance of Our New Products').

International net revenue decreased to $3,000 or 3% of net revenues for the second quarter of fiscal 2000, from $59,000 or 17% of net revenue for the second quarter of fiscal 1999. The decrease in international revenue was attributable to the revenues from legacy products sold during the quarter ended September 30, 1998 that were discontinued and not offered during the fiscal quarter ended September 30, 1999. International net revenue decreased to $16,000 or 7% of net revenues for the six month period ended September 30, 1999 from $6.2 million or 48% of net revenues for the six month period ended September 30, 1998. The decrease in international revenue was attributable to the sale of our modem operations in June 1998. We are focusing the sale of our OfficePort appliance products in the United States and Canada only.

Revenue allowances are established for estimated future returns due to customer returns. There can be no assurance that our historical experience regarding returns and allowances will continue or that our projections will prove accurate. If we experience returns in excess of these allowances, our business, financial condition and results of operations could be materially adversely effected.

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

GROSS PROFIT

Cost of revenue primarily consisted of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments and warranty expenses. Our gross profit as a percentage of net revenue was:

                                     Three months ended September 30,              Six months ended September 30,
(dollars in thousands)                 1999                   1998                   1999                   1998
                                     -------                -------                -------                -------
Net revenue                          $    82                $   353                $   232                $12,718
Cost of revenue                           75                    129                    157                  9,678
                                     -------                -------                -------                -------
        Gross profit                 $     7                $   224                $    75                $ 3,040
                                     -------                -------                -------                -------
Gross profit margin                        9%                    63%                    32%                    23%
                                     -------                -------                -------                -------

The decrease in gross profit margin as a percentage of net revenue for the second quarter ended September 30, 1999 as compared to the comparable period in the prior fiscal year was attributable to a reduction in the level of sales of high margin legacy software products that have been discontinued and were not offered in the current quarter, and fixed manufacturing overhead expenses, which were a greater proportion of total costs of revenue due to the lower level of sales during the current period. Gross profit margins as a percentage of net revenues decreased to 9% in the current fiscal quarter from 45% in the fiscal quarter ended June 30, 1999. The decline is attributable to fixed manufacturing overhead expenses, which were a greater proportion of total costs of revenue due to the lower level of sales during the current period and a lower gross margin on our new OfficePort appliances as compared to the products they replaced. Gross profit margins are likely to fluctuate as a result of the overall volume of sales, the sales mix between lower and higher margin products, the nature and amount of licensing and royalty income, and changes in distribution channels, as well as changes in component and production costs, price reductions and reserve requirements.

OPERATING EXPENSES

Operating expenses are comprised of the following:

                                                                 Three months ended September 30,
                                                1999                                                1998
                                     -----------------------------                       ----------------------------
(dollars in thousands)                                   % of net                                           % of net
                                        $                revenue                          $                 revenue
                                     ------             ----------                       ------             ---------
Research and development             $  845               1030.5 %                       $1,082               306.5 %
Marketing and sales                   1,233               1503.7                            854               241.9
General and administrative              656                800.0                            838               237.4
Restructuring costs                      --                   --                             --                  --
                                     ------                                              ------
        Total operating expenses     $2,734                                             $ 2,774
                                     ======                                              ======

                                                                 Six months ended September 30,
                                                1999                                                1998
                                       ---------------------------                        ---------------------------
(dollars in thousands)                                    % of net                                           % of net
                                          $                revenue                           $                 revenue
                                       ------             --------                         ------             ---------
Research and development               $1,846               795.7 %                        $3,619                28.5 %
Marketing and sales                     2,482              1069.8                           3,635                28.6
General and administrative              1,402               604.3                           1,949                15.3
Restructuring costs                        --                  --                             404                 3.2
                                       ------                                              ------
        Total operating expenses       $5,730                                             $ 9,607
                                       ======                                              ======

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 22% to $845,000 for the second quarter of fiscal 2000 from $1.1 million in the comparable quarter of fiscal 1999. For the six month periods ended September 30, 1999, research and development expenses decreased 49% to $1.8 million when compared to the same period of the prior fiscal year. The decrease in research and development expenses for the fiscal quarter comparison is primarily related to a reduction in temporary personnel. The decrease in research and development expenses for the six month period is primarily related to reductions in headcount and other costs resulting from the sale of the single-user modem operations to Boca Research, Inc. Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, in compliance with SFAS No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed." Historically, software development has been substantially completed concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized to date.

MARKETING AND SALES

Marketing and sales expenses increased 44% to $1.2 million between the second quarter of fiscal 2000 compared to $854,000 during the corresponding period of fiscal 1999. The increase in marketing and sales expense is primarily due to the commencement of a national advertising campaign and an increase in direct marketing expenses.

Marketing and sales expenses decreased 32% to $2.4 million during the six months ended September 30, 1999 from $3.6 million from the corresponding six month period of the prior year. The decline over the six month period was primarily attributable to a reduction in advertising and promotional expenses, as well as a reduction in personnel costs associated with the sale of the single-user modem operations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 22% to $656,000 from $838,000 between the second quarter of fiscal 2000 and the second quarter of fiscal 1999. The decrease is primarily due to a reduction in outside services and temporary labor. General and administrative expenses decreased 28% to $1.4 million during the six month period ended September 30, 1999 from $1.9 million during the same six month period from the prior fiscal year. General and administrative expenses decreased primarily due to a reduction in personnel costs associated with the sale of the single-user modem operations.

RESTRUCTURING COSTS

On March 31, 1998 we announced a fundamental shift in business strategy to refocus our efforts on our new line of communication servers for small and medium sized offices and a change of our name to OneWorld Systems, Inc. During the first fiscal quarter of 1999, we recorded a restructuring charge of approximately $404,000 comprised of additional one-time costs for severance and employee related costs (approximately $247,000), lease abandonment (approximately $88,000), and fixed asset write-offs (approximately $69,000) associated with the transition to OneWorld Systems. As of September 30, 1999 an accrual balance of approximately $36,000 remained, associated with the lease abandonment of the Plano, Texas facility.

NET OTHER INCOME

Other net income consisted of the following:

                                                                Three months ended September 30,
                                                            1999                              1998
                                              -------------------------------    ---------------------------
(dollars in thousands)                                           % of net                         % of net
                                                   $              revenue            $            revenue
                                              ----------      -------------      ----------      -----------
Interest income                                $     81              98.8 %       $     98            27.8 %
Interest expense                                     (7)             (8.5)              (7)           (2.0)
Gain on sale of modem business                       --               --                --             --
Other income                                         --               --                 2             0.6
                                              ----------                         ----------
        Total other income, net                $     74                           $     93
                                              ==========                         ==========

                                                               Six months ended September 30,
                                                          1999                             1998
                                              --------------------------------   ---------------------------
(dollars in thousands)                                        % of net                           % of net
                                                   $          revenue                $           revenue
                                              -----------     ------------       ---------       -----------
Interest income                                $     165           71.1 %         $   112             0.9 %
Interest expense                                      (7)          (3.0)              (21)           (0.2)
Gain on sale of modem business                       268          115.5             6,128            48.2
Other income                                          --            --                 14             0.1
                                              -----------                        ----------
        Total other income, net                $     426                          $ 6,233
                                              ===========                        ==========

Net other income decreased to $74,000 or 90% of net revenues for the second quarter of fiscal 2000 from $93,000 or 26% of net revenues for the second quarter of fiscal 1999. The decrease in other net income is primarily due to the payoff of the note receivable due from Boca Research which was the primary contributor of interest income during the second quarter and six month periods ended September 30, 1998. Interest income earned during the quarter ended September 30, 1999 is primarily comprised of earnings from invested surplus cash. For the six months ended September 30, 1999 other net income decreased to approximately $426,000 from $6.2 million earned in the six month period of the prior fiscal year. The decrease is primarily attributable to a one time gain of $6.1 million on sales of the modem operation recorded in the first fiscal quarter of 1999.

The effective tax rate for the second quarter of fiscal 2000 was approximately 0.7% as compared to 0.0% in the second quarter of fiscal 1999. For the six months ended September 30, 1999 the effective tax rate was approximately 0.5%. The income tax provision recorded during the second quarter of fiscal 2000 relates to prior period state income tax adjustments. The income tax provision recorded also includes minimum state income taxes for fiscal year 2000 recorded during the first quarter of the fiscal year. The income tax benefit recorded during the first quarter of fiscal 1999 related to refunds of prior period state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents totaled $5.0 million at September 30, 1999, representing 82% of total assets. Our working capital was $3.8 million at September 30, 1999 as compared to $9.1 million at March 31, 1999, a decrease of $5.3 million. The decrease in working capital was primarily attributable to the net loss incurred during the six months ended September 30, 1999.

On September 30, 1999, our principal source of liquidity was $5 million in cash and short term investments.

We do not expect fiscal 2000 capital expenditures to exceed historical levels. We believe that our primary source of revenue in the future will be from our OneWorld OfficePort appliances. To date, we have not yet established a significant revenue source from these products. Consequently, during the past several quarters, we have experienced significant negative cash flows from operations. Revenues from our new products have not yet reached levels sufficient to offset operating expenses. As such, we do not expect to be profitable in the short-term and expect to continue to incur significant negative cash flows from operations. We believe the Company will require additional sources of capital, beyond our current sources of liquidity and future revenues, prior to achieving profitability. We are currently evaluating options as to how to satisfy this need. The preceding sentence is a forward-looking statement, and actual results could differ materially from those indicated. Failure to meet our expectations for revenue and gross profit from our new products, operating expenses in excess of expectations, or other unforeseen expenditures would have a material adverse impact on our business, financial condition and results of operations. We may be required to issue additional debt or equity securities which could substantially dilute the ownership of existing stockholders. Any shortfall in funding could result in us having to curtail the introduction or development of new products and our entry into new markets, any of which could have a material adverse affect on our business, financial condition and results of operations.

YEAR 2000 ISSUES

We are aware of the potential for Year 2000 software failures. We have completed evaluation of the Year 2000 issue, and are in the process of identifying the areas in which we may have exposure in the systems we use to operate our business, the systems used by key suppliers and customers, and the products we produce.

During the quarter ended June 30, 1999, we completed the upgrade to our corporate information system which we believe will ensure that it is Year 2000 compliant. In addition, we have determined that certain of our telecommunications systems and desktop computer applications programs are not Year 2000 compliant. During the quarter ended September 30, 1999, we completed the upgrade of our base telecommunications system and desktop computer applications programs. We are continuing the implementation of a corrective plan of action which includes the upgrade or replacement of our peripheral telecommunications systems and non-critical desktop application programs. We expect these upgrades to be completed before the end of 1999.

Concurrent with performing the above steps, we will make certain investments in systems, applications and products to address Year 2000 issues. We have not tracked internal resources dedicated to the resolution of the Year 2000 issue and, therefore, are unable to quantify internal costs incurred to date that are associated with the Year 2000 issue. We have, however, hired external consultants to resolve internal information system issues related to the resolution of the Year 2000 issue. Approximately $75,000 of consulting fees related to the upgrade of our internal information system was recorded during the first fiscal quarter of 2000. There were no expenses incurred to resolve Year 2000 issues during the second fiscal quarter of 2000. Expenditures to resolve Year 2000 issues are not expected to be material, and are expected to be a part of normal operations.

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

We have completed testing of the OneWorld(R) OfficePort family of network communication appliances, the associated GlobalFax, Faxworks, OneWorld Fax and network modem client software, and the former Network Communications Server products and believe them to be Year 2000 compliant. The costs incurred to test for Year 2000 issues with respect to our products has not had a material impact on our financial position, results of operation or cash flows. In the worst-case scenario, despite all of our efforts, undetected Year 2000 issues may arise. We will provide all corrections required to resolve these issues to existing customers at no charge to them, thus affecting profitability. We do not anticipate that the costs to make and distribute any such updates would be material. If such a scenario were to occur, our contingency plan would be to work internally as needed to make such products Year 2000 compliant as soon as possible. There can be no assurance, however, that such a contingency plan will provide a timely or effective solution to any such Year 2000 issues.

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

MARKET ACCEPTANCE OF OUR NEW PRODUCTS

In September 1998, we introduced our OneWorld Network Communications Server products, which were replaced in September 1999 with our new OfficePort family of products. These are expected to be our primary source of future revenue. The market for these types of products, especially in our target segment of small and medium sized businesses, is still in the development stage and may never become a viable market. The purchase price of our products can represent a significant investment for our customers. In addition, many of our potential customers may perceive OneWorld as a new company, and may be hesitant to purchase our products. Because of these and other factors, potential customers may delay their decision to purchase our products or may choose not to purchase. Failure of the market to accept our new products would result in our inability to achieve forecasted levels of sales and would have a material adverse affect on our business, financial condition and results of operations.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

We believe that our future success will depend on our ability to enhance our current products and develop new products on a timely and cost effective basis that meets changing customer needs and respond to emerging industry standards and other technological changes. In particular, we must adapt our products to the evolving technological standards of the various computer platforms and new technical standards resulting from increases in data transmission speed and Internet technology evolution. Any failure to anticipate or respond adequately to changes in technology and customer preferences or any significant delay in product development or introduction would have a material adverse effect on our results of operations. Due in part to the factors described above, we are subject to the risk that inventories may rapidly become obsolete or that the quantities carried of certain products exceed current or projected demand. In addition products as complex as those offered by us may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that, despite our testing and trials by current and potential customers, errors will not be found in new products after commencement of commercial shipments resulting in a delay in market acceptance or a recall of such products.

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

DEPENDENCE ON MANUFACTURERS

We purchase fully manufactured and tested base units and expansion components from a "turnkey" manufacturing subcontractor. We believe that although there are a number of alternative contract manufacturers that could produce our products, it could take a significant period of time and result in significant additional expense to qualify an alternative subcontractor and commence manufacturing in the event of a reduction or interruption of production. Therefore, we are highly dependent, on a short-term basis, on the continued relationship with our "turnkey" manufacturing subcontractor and any reduction, interruption, or termination of this relationship could have a material adverse effect on our operating results. Components and manufacturing services are obtained from our supplier on an as-needed basis.

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

RISKS OF SYSTEM INTERRUPTION

Customer access to our online store could directly affect the number of and timing of orders received and could therefore have an affect on future revenues. We have contracted with outside vendors to host the storefront of our online store and perform the necessary credit card verification procedures and processing.

In the past we have experienced occasional system interruptions that made our Web site unavailable. We are also aware that such system interruptions have also taken place at Web sites that support or directly interact with our online store, such as our storefront provider, credit card processor, and credit card issuing banks. These interruptions could prevent us from efficiently taking orders via the Internet, which may have an effect on the volume of orders received through our online store. These interruptions are likely to continue. Therefore, we need to monitor the hardware and software capacities of our Web site as well as the volume capacity of our storefront host in order to assess the necessity of any future hardware or software upgrades. We cannot accurately project the rate or timing of any increases in traffic or sales volume on our Web site and, therefore, the integration and timing of any upgrades is uncertain. We maintain substantially all of our computer and communications hardware at a single leased facility in Sunnyvale, California. Our storefront vendor is located near Seattle, Washington. Our systems or those of our storefront vendor could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Computer viruses, physical or electronic break-ins and similar disruptions could cause system interruptions, delays, and loss of critical data and could prevent us from providing services and accepting and fulfilling customer orders via our online store.

COMPETITION

The market for our products is intensely competitive and is characterized by rapidly changing technology, evolving industry communication standards and frequent new product introductions. A number of competitors, including Cisco Systems, Shiva, 3Com and Castelle, among others, offer products that compete with one or more of our communications server products. Our OfficePort appliances compete with competitors such as Cisco and 3Com and many others who provide a wide range of Internet access devices for all sizes of companies. In addition, these products also compete with a number of smaller competitors who are focused on the small to medium sized business market, including Ramp Networks, Netopia and others. Our fax server products compete primarily with dedicated fax servers, stand-alone fax machines, electronic mail, and centralized fax systems and software produced by independent manufacturers such as Castelle, AVT and Omtool. Our remote access servers compete with products from Shiva (now owned by Intel), 3Com, and others who provide dedicated remote access servers and modem pools. Other companies in the personal computer industry, such as modem vendors, remote access server vendors, communications software vendors, fax machine manufacturers and personal computer manufacturers, could seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on sales of current and future products.

Many of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we do. In addition, the market for our server products can be subject to significant price competition. We may face increasing pricing pressures from current competitors. Accordingly, there can be no assurance that we will be able to provide products that compare favorably with the products of competitors or that competitive pressures will not require us to further reduce prices. Any material reduction in our products' prices could negatively affect gross profit as a percentage of net revenue and could require us to increase unit sales in order to maintain net revenue. There can be no assurance, however, that we would be able to increase unit sales or make up for a shortfall. Any failure to increase unit sales or make up for a shortfall in net revenue would have a material adverse effect on our financial condition and results of operations.

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

Effective February 25, 1999 we were delisted from the Nasdaq National Market(R). Our Common Stock is currently traded on the Over the Counter Bulletin Board ("OTCBB"). Because of the structure of this market, our Common Stock may be subject to an increase in stock price volatility.

ANTI-TAKEOVER PROVISIONS

Our Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock (of which 3,100,000 shares have been issued, 1,937,495 shares have been converted to Common Stock, and 1,162,505 shares remain outstanding - see also "Management Discussion and Analysis of Financial Condition and Results of Operations - Overview") and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. While we have no present intention to issue additional shares of Preferred Stock, any such issuance could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control. Furthermore, certain provisions of our Certificate of Incorporation may have the effect of delaying or preventing changes in control of our management, which could adversely affect the market price of our Common Stock.

UNCERTAIN INTERNATIONAL DEMAND

We are concentrating sales of our OfficePort network communications appliances only in the United States and Canada and currently have no near term plans for addressing other international markets for these products. If we were to offer our products internationally, there can be no assurance that we will be able to attain international demand for our products or that we would be able to effectively meet that demand. Risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and changes in demand resulting from fluctuations in exchange rates. In addition, the laws of certain foreign countries do not provide protection for our intellectual property to the same extent as do the laws of the United States.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to market risk from interest rate changes, foreign currency fluctuations, and changes in the market value of our investments.

INTEREST RATE RISK

We invest our excess cash in debt instruments of the U.S. Government and its agencies, and of high-quality corporate issuers. By policy, we limit the amount of our credit exposure to any one issue. We attempt to protect and preserve our invested funds by limiting default, market and reinvestment risk. We also require that a certain level of liquidity be maintained, and as a result, we invest in debt instruments that will mature in the short-term. As instruments mature, funds are reinvested in similar short-term investments. We began actively investing our surplus cash in these types of investment vehicles in July 1999.

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less than expected returns if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

The effect of interest rate fluctuations on us during the second quarter of fiscal 2000 and during the six month period ended September 30, 1999 was not material, nor do we currently anticipate that it will have a significant impact during the remainder of this fiscal year.

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

The effect of foreign exchange rate fluctuations on us during the second quarter of fiscal 2000 and during the six month period ended September 30, 1999 was not material, nor do we currently anticipate that it will have a significant impact during the remainder of this fiscal year.

INVESTMENT RISK

We are exposed to investment risk as the result of the impact of interest rate fluctuations on the market value of our investments. We currently hold no equity investments.

The effect of market risk arising from our investment holdings during the second quarter of fiscal 2000 and during the six month period ended September 30, 1999 was not material, nor do we currently anticipate that it will have a significant impact during the remainder of this fiscal year.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 22, 1999, our stockholders authorized the Board of Directors to amend our Certificate of Incorporation to effect a reverse split with respect to our Common Stock. On June 23, 1999 the Board of Directors approved a one-for-ten reverse split with respect to our Common Stock effective July 6, 1999. Subsequent to the one-for-ten reverse split on July 6, 1999, 1,550,000 shares of our Series A Convertible Preferred Stock were automatically converted into Common Stock at a one-for-one conversion ratio.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on August 31, 1999. At this meeting, the following matters were approved by the stockholders by the votes indicated:

                                                                     Number of Shares
                                                    ----------------------------------------------------
                                                        Total Votes For          Total Votes Withheld
Election of directors:                                   Each Director            From Each Director
-------------------------------------------------   ------------------------    ------------------------
      Neil Selvin                                          5,210,388                    31,674
      Leonard Lehmann                                      5,210,390                    31,672
      Kevin Compton                                        5,210,390                    31,672
      Kenneth Goldman                                      5,210,390                    31,672
      Roger Roberts                                        5,210,390                    31,672

                                                                                               Broker
Other matters:                                         For         Against       Abstain      Non-Vote
-------------------------------------------------   -----------   ----------    ----------    ----------
To approve the adoption of the 1999 Stock            4,245,655       91,533         6,137       898,737
Option Plan and the reservation of 1,165,000
shares of Common Stock thereunder.

To approve an amendment to the Company's 1994        5,105,225      128,527         8,310             -
Non-Employee Directors' Stock Option Plan
providing for the acceleration of the vesting
provisions of all outstanding stock options
previously granted to the outside directors
of the Company pursuant to such plan.

To ratify the selection of KPMG LLP as               5,212,177       21,396         8,489             -
independent auditors of the Company for its
fiscal year ending March 31, 2000.

To transact other such business as may properly      5,171,399       42,835        27,828             -
come before the meeting.


ITEM 5. OTHER INFORMATION - Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

  Exhibit
   Number   Description of Document
  --------- --------------------------------------------------------------------
  3.1(a) +  Amended and Restated Certificate of Incorporation of OneWorld
            Systems, Inc.
  3.1(b)++  Certificate of Designations, Preferences and Rights of Series A
            Convertible Preferred
            Stock of OneWorld Systems, Inc., dated March 3, 1999
  3.1(c)++  Certificate of Amendment to Amend and Restate Certificate of
            Incorporation of OneWorld Systems, Inc., dated June 25, 1999
  3.2 *     Form of Bylaws of Global Village Communication, Inc.
  4.1       Reference is made to Exhibits 3.1 and 3.2
  4.9 -     Warrant to purchase 42,500 Shares of Common Stock granted by the
            Company to Boca Research, inc. dated as of June 18, 1998
  4.10 ++   Unit Purchase Agreement between the Company and other parties named therein, dated as of March 3, 1999
  4.11 ++   Investor Rights Agreement dated as of March 3, 1999 by and among the parties to the Unit Purchase Agreement
  10.1 *    Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule
  10.2 o    1991 Stock Option Plan, as amended (the "Option Plan")
  10.3 *    Form of Incentive Stock Option under the Option Plan
  10.4 *    Form of Supplemental Stock Option under the Option Plan
  10.5 *    1993 Employee Stock Purchase Plan
  10.16 *#  Lease agreement between Herman Christensen, Jr. and Raymond P.
            Christensen and the Company dated July 14, 1994
  10.17 *#  Management Incentive Plan
  10.18 +++ 1999 Stock Plan

  10.19 +++ Form of Agreement for Employees under the 1999 Stock Plan

  10.20 +++ Form of Agreement for Automatic Grants under the 1999 stock Plan
  27.1      Financial Data Schedule

            * Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No 33-73878 as amended) and hereby incorporated by reference herein.


            o Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998, and hereby incorporated by reference herein.


            - Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 12, 1998, and hereby incorporated by reference herein.


            + Filed as an exhibit to the Registrant's Annual Report on Form 10-K/A filed with the Commission on July 2, 1998, and hereby incorporated by reference herein.


            ++ Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1999, and hereby incorporated by reference herein.


            +++ Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No 333-86259) filed with the Commission on August 31, 1999, and hereby incorporated by reference herein


            # The Company has requested confidential treatment with respect to portions of this document.


     (b) Reports on Form 8-K

         The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OneWorld Systems, Inc.



Date: November 12, 1999
                                   /s/ NEIL SELVIN
                                   ---------------------------------------------
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date: November 12, 1999
                                   /s/ MARC E. LINDEN
                                   ---------------------------------------------
                                   Senior Vice President Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

EXHIBIT INDEX


  Exhibit
   Number   Description of Document
  --------- --------------------------------------------------------------------
  3.1(a) +  Amended and Restated Certificate of Incorporation of OneWorld
            Systems, Inc.
  3.1(b)++  Certificate of Designations, Preferences and Rights of Series A
            Convertible Preferred
            Stock of OneWorld Systems, Inc., dated March 3, 1999
  3.1(c)++  Certificate of Amendment to Amend and Restate Certificate of
            Incorporation of OneWorld Systems, Inc., dated June 25, 1999
  3.2 *     Form of Bylaws of Global Village Communication, Inc.
  4.1       Reference is made to Exhibits 3.1 and 3.2
  4.9 -     Warrant to purchase 42,500 Shares of Common Stock granted by the
            Company to Boca Research, inc. dated as of June 18, 1998
  4.10 ++   Unit Purchase Agreement between the Company and other parties named therein, dated as of March 3, 1999
  4.11 ++   Investor Rights Agreement dated as of March 3, 1999 by and among the parties to the Unit Purchase Agreement
  10.1 *    Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule
  10.2 o    1991 Stock Option Plan, as amended (the "Option Plan")
  10.3 *    Form of Incentive Stock Option under the Option Plan
  10.4 *    Form of Supplemental Stock Option under the Option Plan
  10.5 *    1993 Employee Stock Purchase Plan
  10.16 *#  Lease agreement between Herman Christensen, Jr. and Raymond P.
            Christensen and the Company dated July 14, 1994
  10.17 *#  Management Incentive Plan
  10.18 +++ 1999 Stock Plan

  10.19 +++ Form of Agreement for Employees under the 1999 Stock Plan

  10.20 +++ Form of Agreement for Automatic Grants under the 1999 stock Plan
  27.1      Financial Data Schedule

            * Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No 33-73878 as amended) and hereby incorporated by reference herein.


            o Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998, and hereby incorporated by reference herein.


            - Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 12, 1998, and hereby incorporated by reference herein.


            + Filed as an exhibit to the Registrant's Annual Report on Form 10-K/A filed with the Commission on July 2, 1998, and hereby incorporated by reference herein.


            ++ Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on June 29, 1999, and hereby incorporated by reference herein.


            +++ Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No 333-86259) filed with the Commission on August 31, 1999, and hereby incorporated by reference herein


            # The Company has requested confidential treatment with respect to portions of this document.