Form 10-Q
period 1999-12-31
ONEWORLD SYSTEMS INC
filed 2000-02-14
CIK 875983

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of Common Stock outstanding as of December 31, 1999 was 4,465,226.

================================================================================

                             ONEWORLD SYSTEMS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I. FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements........................................................3

     Condensed Consolidated Balance Sheets
         as of December 31, 1999 and March 31, 1999 (unaudited).....................................3

     Condensed Consolidated Statements of Operations
         for the three and nine months ended December 31, 1999 and 1998 (unaudited).................4

     Condensed Consolidated Statements of Cash Flows
         for the nine months ended December 31, 1999 and 1998 (unaudited)...........................5

     Notes to Condensed Consolidated Financial Statements...........................................6

   Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations................................................9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................14

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings......................................................................15

   Item 2.  Changes in Securities and Use of Proceeds..............................................15

   Item 3.  Defaults Upon Senior Securities........................................................15

   Item 4.  Submission of Matters to a Vote of Security Holders....................................15

   Item 5.  Other Information......................................................................15

   Item 6.  Exhibits and Reports on Form 8-K.......................................................16

SIGNATURES.........................................................................................17

                        PART I     FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             ONEWORLD SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                                               December 31,       March 31,
                                                                                   1999             1999
                                                                               ------------       ---------
ASSETS

Current assets:
    Cash and cash equivalents                                                    $  2,086         $ 11,175
    Accounts receivable, net                                                          106               79
    Inventories, net                                                                   --              184
    Other current assets                                                              101              254
                                                                                 --------         --------
        Total current assets                                                        2,293           11,692

Property and equipment, net                                                           277              268
Other assets                                                                           78              168
                                                                                 --------         --------
        Total assets                                                             $  2,648         $ 12,128
                                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $    335         $    796
    Accrued and other liabilities                                                     830            1,796
                                                                                 --------         --------
        Total current liabilities                                                   1,165            2,592
                                                                                 --------         --------

Stockholders' equity:
    Convertible preferred stock, $0.001 par value (involuntary liquidation value of $3,114,338 and $8,304,900) 5,000,000 shares
        authorized, 1,162,505 and 3,100,000 shares issued and outstanding               1                3

    Common stock, $0.001 par value; 30,000,000 shares authorized,
        4,465,226 and 2,524,429 shares issued and outstanding                           4                2

    Additional paid in capital                                                     53,515           53,511

    Accumulated deficit                                                           (52,037)         (43,980)
                                                                                 --------         --------
        Total stockholders' equity                                                  1,483            9,536
                                                                                 --------         --------
        Total liabilities and stockholders' equity                               $  2,648         $ 12,128
                                                                                 ========         ========


      See accompanying Notes to Condensed Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                       Three months ended           Nine months ended
                                                           December 31,                December 31,
                                                      ----------------------      ----------------------
                                                        1999          1998          1999          1998
                                                      --------      --------      --------      --------
Net revenue                                           $    162      $    122      $    394      $ 12,840
Cost of revenue                                            316            64           473         9,742
                                                      --------      --------      --------      --------
    Gross profit (deficit)                                (154)           58           (79)        3,098
                                                      --------      --------      --------      --------

Operating expenses:
    Research and development                               789           850         2,636         4,469
    Marketing and sales                                  1,601           777         4,082         4,243
    General and administrative                             477           807         1,879         2,925
    Restructuring costs                                     --            --            --           404
                                                      --------      --------      --------      --------
        Total operating expenses                         2,867         2,434         8,597        12,041
                                                      --------      --------      --------      --------
        Loss from operations                            (3,021)       (2,376)       (8,676)       (8,943)
                                                      --------      --------      --------      --------

Other income, net:
    Gain on sale of modem business                          23            --           291         6,128
    Other income, net                                       34            61           192           166
                                                      --------      --------      --------      --------
        Total other income, net                             57            61           483         6,294
                                                      --------      --------      --------      --------

    Loss before income taxes                            (2,964)       (2,315)       (8,193)       (2,649)
    Income tax benefit (provision)                          --            --           (25)           22
                                                      --------      --------      --------      --------
        Loss from continuing operations                 (2,964)       (2,315)       (8,218)       (2,627)
                                                      --------      --------      --------      --------

Discontinued operations:
    Income from discontinued operations, net               161            --           161            90
                                                      --------      --------      --------      --------
        Net loss                                      $ (2,803)     $ (2,315)     $ (8,057)     $ (2,537)
                                                      ========      ========      ========      ========

Basic and diluted per share data:
    Loss per share from continuing operations         $  (0.66)     $  (1.35)     $  (2.17)     $  (1.53)
    Income per share from discontinued operations         0.03            --          0.04          0.05
                                                      --------      --------      --------      --------
        Net loss per share                            $  (0.63)     $  (1.35)     $  (2.13)     $  (1.48)
                                                      ========      ========      ========      ========

Shares used in basic per share computations              4,468         1,718         3,779         1,717
Dilutive effect of stock options                            --            --            --            --
                                                      --------      --------      --------      --------
Shares used in diluted per share computations            4,468         1,718         3,779         1,717
                                                      ========      ========      ========      ========


      See accompanying Notes to Condensed Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                       Nine months ended
                                                                          December 31,
                                                                    ----------------------
                                                                      1999          1998
                                                                    --------      --------
Operating activities:
    Net loss                                                        $ (8,057)     $ (2,537)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                                    153           691
        Gain on sale of modem operations                                (291)       (6,128)
        Loss on disposal of property and equipment                        --             2
        Changes in operating assets and liabilities:
            Accounts receivable, net                                     (27)       (1,007)
            Inventories, net                                             184            28
            Other current assets                                         153            31
            Accounts payable                                            (461)          910
            Accrued and other liabilities                               (514)         (671)
                                                                    --------      --------
    Net cash used in operating activities:
        Continuing operations                                         (8,860)       (8,681)
        Discontinued operations                                         (161)         (184)
                                                                    --------      --------
            Net cash used in operating activities                     (9,021)       (8,865)
                                                                    --------      --------

Investing activities:
    Proceeds from sale of modem business                                  --         7,000
    Proceeds from sale of property and equipment                          --            28
    Purchases of property and equipment                                 (162)          (66)
    Other assets                                                          90            --
                                                                    --------      --------
            Net cash provided in (used in) investing activities          (72)        6,962
                                                                    --------      --------

Financing activities:
    Proceeds from issuance of common stock                                 4             9
                                                                    --------      --------
            Net cash provided in financing activities                      4             9
                                                                    --------      --------

Net decrease in cash and cash equivalents                             (9,089)       (1,894)
Cash and cash equivalents at beginning of period                      11,175         3,097
                                                                    --------      --------
Cash and cash equivalents at end of period                          $  2,086      $  1,203
                                                                    ========      ========

Supplemental disclosures:
Cash paid during the period for:
    Interest                                                        $      7      $    198
    Income taxes                                                    $     25      $     19


      See accompanying Notes to Condensed Consolidated Financial Statements

                             ONEWORLD SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     OneWorld Systems, Inc. ("OneWorld Systems" or the "Company") (founded in 1989 and incorporated in Delaware as Global Village Communication, Inc.) developed and manufactured products that enhanced and simplified wide-area data communications for the small and medium sized office market. The Company's OneWorld(R) OfficePort(TM) family of network communication appliances were designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, modem pooling and fax capabilities. On December 21, 1999 the Company announced its intent to sell substantially all of its non-cash assets to Tut Systems, Inc. and ceased ongoing operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The interim condensed consolidated financial statements as of December 31, 1999 and for the three and nine months ended December 31, 1999 and 1998, include all adjustments that in the opinion of management are necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. Certain reclassifications have been made for consistent presentation. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended March 31, 1999.

     NET LOSS PER SHARE. Net loss per share has been computed using the weighted average number of shares of common stock outstanding in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share ("EPS") excludes dilutive securities and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes dilution and is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company incurred a net loss for all periods presented. Therefore, common stock equivalents of approximately 2,311,000 and 460,000 representing outstanding options, warrants, and convertible preferred stock (using the if-converted method) were not included in the computation for the periods ended December 31, 1999 and December 31, 1998, respectively, because they were anti-dilutive.

     INVENTORIES. Inventories are primarily comprised of finished goods and are stated at the lower of cost or market. Costs are calculated using standard cost, which approximates the lower of actual cost (first-in, first-out method) or market.

3.   RESTRUCTURING COSTS

     As of December 31, 1999, the Company's total accrued restructuring costs balance was approximately $8,000 and is primarily comprised of the remaining lease liabilities on one of its facilities.

     On March 31, 1998 the Company announced a fundamental shift in business strategy to refocus its efforts on its new line of communication servers for small and medium size offices and a change of its name to OneWorld Systems, Inc. During the first quarter of fiscal 1999, the Company recorded a restructuring charge of approximately $404,000. As of December 31, 1999 the accrual balance associated with the March 1998 restructuring was completely utilized leaving a zero balance.

     In December 1996, the Company announced a restructuring plan to streamline its operations, reduce its workforce and enable the Company to improve its operating results. As of December 31, 1999 the accrual balance associated with the December 1996 restructuring was approximately $8,000 and relates primarily to the remaining lease payments on the Marietta, Georgia facility.

4.   DISCONTINUED OPERATIONS

     In the second quarter of fiscal 1997, the Company adopted a formal plan to discontinue its enterprise network server operation based in the United Kingdom (formerly, the Company's ISDN Division). The disposition of the division has been accounted for as a discontinued operation in accordance with Accounting Principles Board (APB) No. 30.

     During the three month period ended December 31, 1999, the Company recorded income from discontinued operations of $161,000 representing the release of reserves accrued for certain contingencies related to the Company's former ISDN Division which have expired.

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

     During the quarter ended June 30, 1998, the Company recorded a gain on the sale of the modem business of $6.128 million and during the quarter ended March 31, 1999 recorded an additional gain of $47,000 representing the release of reserves for contingencies determined to be fully resolved. During the quarter ended June 30, 1999, the Company recorded an additional gain on the sale of the modem business of $268,000 representing the release of the remaining reserves for contingencies which expired on June 18, 1999. During the quarter ended December 31, 1999, the Company recorded an additional gain on the sale of the modem business of $23,000 representing the release of the reserves for contingencies which expired during the quarter. As of December 31, 1999 the cumulative net gain on of the sale of the modem business was $6.466 million.

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

     On July 6, 1999, in connection with the one-for-ten reverse split, 50% of the then outstanding Series A Convertible Preferred Stock (or 1,550,000 shares) was automatically converted into Common Stock at a conversion ratio of one-for-one.

     On July 7, 1999, the closing price of the Company's Common Stock, as quoted on the Over The Counter Bulletin Board (the "OTCBB"), exceeded a specific price resulting in the automatic conversion of an additional 12.5% of the originally outstanding Series A Convertible Preferred Stock (or 387,500 shares) into Common Stock at a conversion ratio of one-for-one.

     As of December 31, 1999, 1,162,505 shares of Series A Convertible Preferred Stock remain outstanding. Although these shares may be converted by the holder at any time, the remaining Series A Convertible Preferred Stock would automatically convert into common stock in three equal amounts as a result of the Company's common stock achieving certain future closing prices.

7.   SALE TO TUT SYSTEMS

     On December 20, 1999, the Company signed a letter of intent to sell substantially all of the assets, other than cash, accounts receivable, and other financial assets, of the Company to Tut Systems, Inc. (Tut Systems) a Delaware corporation. The assets to be transferred in the sale include the Company's property and equipment, intellectual property, sales and marketing information, and research and development assets. In consideration for the assets, the Company will receive a total of approximately $2.33 million comprised of up to $580,000 in cash and the balance in shares of Tut Systems common stock having an assigned value of $44.4125 per share. In addition, Tut Systems has entered into an employment relationship with a number of the employees of the Company, whereby Tut Systems will assume the employment of, and preserve the tenure and continuity of employment of these individuals. These employees consist of engineering and sales employees. The balance of the Company's employees, including executive management, will be terminated and offered severance packages based upon their current salary and years of service or specific arrangements. The officers of the Company have voluntarily modified their prior Change of Control Agreements to reduce their severance to a payment of between 6 and 12 months of their respective salaries.

     On December 21, 1999 the Company announced that it had ceased business operations. The Company will seek stockholder approval of the planned asset sale to Tut Systems and for the voluntary plan of liquidation and dissolution of the Company at a Special Meeting of Stockholders currently scheduled in March 2000. Substantially all employees not hired by Tut Systems were terminated on December 20, 1999.

     Upon the dissolution of the Company, the remaining assets of the Company will be distributed to the stockholders. The Series A Preferred Stock has certain preferential rights, including the right to receive distributions upon dissolution. Currently, these preferential rights provides that the holders of Series A Preferred Stock will receive 100% of the first $3.11 million of any such distribution. The Company believes that at the time of dissolution, the assets available for distribution will be less than $3.11 million, therefore, the entire distribution will accrue to the preferred stockholders only.

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

OVERVIEW

OneWorld Systems, Inc. (the "Company", "we", or "us") was founded in June 1989 and incorporated in Delaware as Global Village Communication, Inc. On December 21, 1999 the Company announced that it had signed a letter of intent to sell substantially all of the non-cash assets of the Company to Tut Systems, Inc. and had ceased business operations. The Company will seek stockholder approval of the planned asset sale to Tut Systems and for a subsequent voluntary plan of liquidation and dissolution of the Company at a Special Meeting of Stockholders currently scheduled in March 2000. The Company's core engineering group and sales team will become employees of Tut Systems after the asset sale is completed. Substantially all employees not hired by Tut Systems were terminated on December 20, 1999.

From the sale of our single-user modem operations to Boca Research, Inc. in June 1998 to December 20, 1999, we developed and manufactured products that enhanced and simplified wide area data communications for the small and medium sized office market. Our OneWorld(R) OfficePort(TM) family of network communication appliances were designed to be versatile, easy-to-use, cost-effective and expandable solutions that combine Internet access and routing, remote access, on-line service access and fax capabilities. Since September 1999, our primary source of operating revenue has been from the sale of these products.

In conjunction with the introduction of our OfficePort appliance, we refocused our sales efforts around a direct sales and support model. Utilizing telesales and electronic commerce via the Internet, we attempted to sell directly to our end-user customers rather than selling through value-added resellers and other indirect sales channels. Our new product line was dependent upon the commercial acceptance of the products, which in turn depended on continued development and technical enhancement of the products, sales and marketing efforts, technical reviews by independent parties, introductions of new technologies, performance of our suppliers, and announcements by competitors, among other factors. Sales of our products failed to grow as quickly as hoped, and revenues from such sales were consistently below expectations, which had a materially adverse affect on our business, financial condition and results of operations. On December 20, 1999, we ceased all ongoing business operations.

NET REVENUE

On June 18, 1998, we sold our single-user modem operations to Boca Research, Inc. The modem operations accounted for substantially all of our revenue during the prior fiscal year. On December 20, 1999, we ceased all ongoing business operations. Consequently, the comparisons below should not be relied upon as predictors of future performance.

Net revenues include revenues from gross shipments, licenses and royalties, less returns and allowances.

                                                    Three months ended             Nine months ended
                                                       December 31,                   December 31,
(dollars in thousands)                             1999            1998           1999             1998
                                                  -------         -------        -------          -------
Total net revenue                                 $   162         $   122        $   394          $12,840
                                                  -------         -------        -------          -------
Percentage increase (decrease) compared to
    prior fiscal year period                           33%                           (97%)
                                                  -------                        -------

The increase in net revenue for the third quarter of fiscal 2000 as compared to the same period in fiscal 1999 was primarily attributable to the increase in revenues from direct online sales of our OfficePort products. During the quarter ended December 31, 1998, revenue from our discontinued legacy products made up the substantial majority of total net revenue for the quarter. The decrease in revenue for the nine months ended December 31, 1999 when compared to the same nine month period in the prior year is primarily attributable to the sale of our modem operations in June 1998. We sold no modem business products after the close of the transaction with Boca Research on June 18, 1998.

Net revenues for the quarter ended December 31, 1999 increased 122% from $82,000 for the quarter ended September 30, 1999. The increase is primarily attributable to an improved sales volume of the OfficePort appliances.

We have established revenue allowances for estimated future customer returns. There can be no assurance that our historical experience regarding returns and allowances will continue or that our projections will prove accurate.

COST AND EXPENSES

On June 18, 1998, we sold our modem operations to Boca Research. The modem operations accounted for substantially all of our gross profit and a significant portion of our research and development, marketing and sales, and general and administrative expenses during the prior fiscal year. On December 20, 1999, we ceased all ongoing business operations. Consequently, the comparisons below are not predictors of future performance.

GROSS PROFIT

Cost of revenue primarily consisted of cost of materials, contract manufacturing costs, manufacturing overhead expenses, royalty payments and warranty expenses. Our gross profit (deficit) as a percentage of net revenue was:

                                        Three months ended                Nine months ended
                                           December 31,                      December 31,
(dollars in thousands)                 1999             1998            1999             1998
                                     -------          -------         -------          -------
Net revenue                          $   162          $   122         $   394          $12,840
Cost of revenue                          316               64             473            9,742
                                     -------          -------         -------          -------
     Gross profit (deficit)          $  (154)         $    58         $   (79)         $ 3,098
                                     =======          =======         =======          =======
Gross profit (deficit) margin            (95%)             48%            (20%)             23%
                                     =======          =======         =======          =======

The decrease in gross profit margin as a percentage of net revenue for the third quarter ended December 31, 1999 as compared to the comparable period in the prior fiscal year was attributable to an increase in inventory reserves associated with the Company's decision to cease operations. Similarly, gross profit margins as a percentage of net revenues decreased to -95% in the current fiscal quarter from 9% in the fiscal quarter ended September 30, 1999.

OPERATING EXPENSES

Operating expenses are comprised of the following:

                                      Three months ended December 31,                Nine months ended December 31,
                                ------------------------------------------     -----------------------------------------
                                       1999                   1998                   1999                   1998
                                 ------------------     ------------------     ------------------     ------------------
                                           % of net               % of net               % of net               % of net
(dollars in thousands)              $       revenue        $       revenue        $       revenue       $        revenue
                                 -------   --------     -------   --------     -------   --------     -------   --------
Research and development         $   789        487%    $   850        697%    $ 2,636        669%    $ 4,469         35%
Marketing and sales                1,601        988         777        637       4,082       1036       4,243         33
General and administrative           477        294         807        661       1,879        477       2,925         23
Restructuring costs                   --         --          --         --          --         --         404          3
                                 -------                -------                -------                -------
     Total operating expenses    $ 2,867                $ 2,434                $ 8,597                $12,041
                                 -------                -------                -------                -------

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 7% to $789,000 for the third quarter of fiscal 2000 from $850,000 in the comparable quarter of fiscal 1999. For the nine month period ended December 31, 1999, research and development expenses decreased 41% to $2.6 million when compared to the same period of the prior fiscal year. The decrease in research and development expenses for the fiscal quarter comparison is primarily related to a reduction in headcount. The decrease in research and development expenses for the nine month period is primarily related to reductions in headcount and other costs resulting from the sale of the single-user modem operations to Boca Research, Inc. Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, in compliance with SFAS No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed." Historically, software development has been substantially completed concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized to date.

MARKETING AND SALES

Marketing and sales expenses increased 106% to $1.6 million in the third quarter of fiscal 2000 compared to $777,000 during the corresponding period of fiscal 1999. The increase in marketing and sales expense is primarily due to a national advertising campaign for the OfficePort product family and an increase in direct marketing expenses.

Marketing and sales expenses decreased 4% to $4.1 million during the nine months ended December 31, 1999 from $4.2 million from the corresponding nine month period of the prior year. The decline over the nine month period was primarily attributable to a reduction in advertising and promotional expenses, as well as a reduction in personnel costs associated with the sale of the single-user modem operations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 41% to $477,000 in the third quarter of fiscal 2000 from $807,000 in the third quarter of fiscal 1999. The decrease is primarily due to a reduction in headcount and temporary labor. General and administrative expenses decreased 36% to $1.9 million during the nine month period ended December 31, 1999 from $2.9 million during the same nine month period in the prior fiscal year. General and administrative expenses decreased primarily due to a reduction in personnel costs associated with the sale of the single-user modem operations.

RESTRUCTURING COSTS

On March 31, 1998 we announced a fundamental shift in business strategy to refocus our efforts on our new line of communication servers for small and medium sized offices and a change of our name to OneWorld Systems, Inc. During the first fiscal quarter of 1999, we recorded a restructuring charge of approximately $404,000 comprised of additional one-time costs for severance and employee related costs (approximately $247,000), lease abandonment (approximately $88,000), and fixed asset write-offs (approximately $69,000) associated with the transition to OneWorld Systems. As of December 31, 1999 an accrual balance of approximately $8,000 remained, associated with the lease abandonment of the Marietta, Georgia facility.

NET OTHER INCOME

Other net income consisted of the following:

                                       Three months ended December 31,                   Nine months ended December 31,
                                  -------------------    --------------------     --------------------     --------------------
                                         1999                   1998                     1999                     1998
                                  -------------------    --------------------     --------------------     --------------------
                                             % of net                % of net                 % of net                 % of net
(dollars in thousands)               $       revenue        $        revenue         $        revenue         $        revenue
                                  -------    --------    -------     --------     -------     --------     -------     --------
Interest income                   $    34       21.0%    $    70        57.4%     $   199        50.5%     $   182         1.4%
Interest expense                       --         --          (6)       (4.9)          (7)       (1.8)         (27)       (0.2)
Gain on sale of modem business         23       14.2          --          --          291        73.9        6,128        47.7
Other income (expense), net            --         --          (3)       (2.5)          --          --           11         0.1
                                  -------                -------                  -------                  -------
     Total other income, net      $    57                $    61                  $   483                  $ 6,294
                                  -------                -------                  -------                  -------

Net other income decreased to $57,000 for the third quarter of fiscal 2000 from $61,000 for the third quarter of fiscal 1999. The decrease in other net income is primarily due to the decreased balance of invested surplus cash. By December 31, 1999, all investments were liquidated to meet short term cash requirements. Other income earned during the quarter ended

December 31, 1999 was primarily comprised of earnings from invested surplus cash and the release of certain contingencies related to the sale of the modem operations that expired during the quarter. For the nine months ended December 31, 1999, other net income decreased to approximately $483,000 from $6.3 million earned in the nine month period of the prior fiscal year. The decrease is primarily attributable to a one time gain of $6.1 million on the sale of the modem operations recorded in the first fiscal quarter of 1999.

The effective tax rates for the third quarter of fiscal 2000 and 1999 were zero. For the nine months ended December 31, 1999 the effective tax rate was approximately 0.3%. The income tax provision recorded includes minimum state income taxes for fiscal year 2000 recorded during the first quarter of the fiscal year net of refunds of prior year state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents totaled $2.1 million at December 31, 1999, representing 79% of total assets. Our working capital was $1.1 million at December 31, 1999, a decrease of $8.0 million as compared to $9.1 million at March 31, 1999. The decrease in working capital was primarily attributable to the net loss from operations incurred during the nine months ended December 31, 1999.

On December 31, 1999, our principal source of liquidity was $2.1 million in cash and short term investments.

On December 21, 1999 we announced that we have ceased ongoing operations and our intent to sell substantially all of the Company's assets to Tut Systems, Inc. We anticipate that our only future source of liquidity will be the proceeds of this asset sale. The total proceeds of this transaction will be $2.33 million, comprised of up to $580,000 of cash and the balance in Tut Systems Common Stock. We expect that the current capital and the proceeds of the assets sale will provide sufficient cash to satisfy all financial obligations and liabilities through the final dissolution of the Company. The preceding sentence is a forward-looking statement, and actual results could differ materially from those indicated. Failure to meet our expectations of the proceeds of the Asset Sale, operating expenses in excess of expectations, or other unforeseen expenditures could have a material adverse impact on our business, financial condition and results of operations.

Following the close of the asset sale to Tut Systems, the Company will formally dissolve by filing a certificate of dissolution with the Delaware Secretary of State. Upon the dissolution of the Company, the remaining assets of the Company will be distributed to the stockholders. The Series A Preferred Stock has certain preferential rights, including the right to receive distribution upon dissolution. Currently, these preferential rights provide that the holders of Series A Preferred Stock will receive 100% of the first $3.11 million of any such distribution. The Company believes that at the time of dissolution the assets available for distribution will be less than $3.11 million, therefore, the entire distribution will accrue to the preferred stockholders only.

YEAR 2000 ISSUES

Although we are not aware of any material Year 2000 disfunction with respect to any of our systems or products to date, we are aware of the potential for Year 2000 software failures. Since we ceased ongoing business operations on December 20, 1999, we believe it is unlikely that we will be materially impacted by the Year 2000 readiness of our customers, suppliers and other business partners. We have not experienced any disfunction of such third parties' systems to date.

SALE OF SUBSTANTIALLY ALL OF THE ASSETS OF THE COMPANY AND CESSATION OF
OPERATIONS

On February 7, 2000, the Company entered into an agreement to sell substantially all of its assets, other than cash, accounts receivable, and other financial assets, to Tut Systems, Inc., a Delaware corporation. Pursuant to the terms of the agreement, and subject to receipt of any required stockholder approvals, the Company will sell to Tut Systems, and Tut Systems will purchase from the Company, substantially all of the Company's assets. The assets to be transferred in the sale include the Company's property and equipment, intellectual property, sales and marketing information, and research and development assets. In consideration for the assets, the Company will receive a total of approximately $2.33 million comprised of up to $580,000 in cash and the balance in shares of Tut Systems common stock having an assigned value of $44.4125 per share. In addition, Tut Systems has entered into an employment relationship with a number of the employees of the Company, whereby Tut Systems will assume the employment of, and preserve the tenure and continuity of employment of these individuals. These employees consist of engineering and sales employees. The balance of the Company's employees, including executive management, will be terminated and offered severance packages based upon their current salary and years of service or specific arrangements. The officers of the Company have voluntarily modified their prior Change of Control Agreements to reduce their severance to a payment of between 6 and 12 months of their respective salaries.

On December 21, 1999 the Company announced that it had ceased business operations. The Company will seek stockholder approval of the planned asset sale to Tut Systems and for the voluntary plan of liquidation and dissolution of the Company at a Special Meeting of Stockholders currently scheduled in March 2000. Substantially all employees not hired by Tut Systems were terminated on December 20, 1999.

Upon the dissolution of the Company, the remaining assets of the Company will be distributed to the stockholders. The Series A Preferred Stock has certain preferential rights, including the right to receive distributions upon dissolution. Currently, these preferential rights provides that the holders of Series A Preferred Stock will receive 100% of the first $3.11 million of any such distribution. The Company believes that at the time of dissolution, the assets available for distribution will be less than $3.11 million, therefore, the entire distribution will accrue to the preferred stockholders only.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from interest rate changes, and changes in the market value of our investments.

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

The effect of interest rate fluctuations on us during the third quarter of fiscal 2000 and during the nine month period ended December 31, 1999 was not material, nor do we currently anticipate that it will have a significant impact prior to our planned dissolution.

INVESTMENT RISK

We are exposed to investment risk as the result of the impact of interest rate fluctuations on the market value of our investments. We currently hold no equity investments. However, in the event that the Company closes the asset sale with Tut Systems, as part of the consideration for the sale, the Company will receive up to 52,500 unregistered shares of Tut Systems common stock. This equity carries the risk of any equity security that has experienced value fluctuations in a volatile market. The shares to be received will be unregistered, therefore the Company carries the additional risk associated with the inability to sell the securities in the public markets should the market value of the Tut stock decline. The effect of market risk arising from our investment holdings during the third quarter of fiscal 2000 and during the nine month period ended December 31, 1999 was not material, nor do we currently anticipate that it will have a significant impact prior to our planned dissolution.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS    -  Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-  Not applicable.

ITEM 5.  OTHER INFORMATION -  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

  Exhibit
   Number      Description of Document
  ---------    -----------------------------------------------------------------
  3.1(a) +     Amended and Restated Certificate of Incorporation of OneWorld
               Systems, Inc.

  3.1(b) ++    Certificate of Designations, Preferences and Rights of Series A
               Convertible Preferred Stock of OneWorld Systems, Inc., dated
               March 3, 1999

  3.1(c) ++    Certificate of Amendment to Amend and Restate Certificate of
               Incorporation of OneWorld Systems, Inc., dated June 25, 1999

  3.2 *        Form of Bylaws of Global Village Communication, Inc.

  4.1          Reference is made to Exhibits 3.1 and 3.2

  4.9 ++       Warrant to purchase 42,500 Shares of Common Stock granted by the
               Company to Boca Research, inc. dated as of June 18, 1998

  4.10 ++ Unit Purchase Agreement between the Company and other parties named therein, dated as of March 3, 1999

  4.11 ++ Investor Rights Agreement dated as of March 3, 1999 by and among the parties to the Unit Purchase Agreement

  10.1 * Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule

  10.2 +       1991 Stock Option Plan, as amended (the "Option Plan")

  10.3 *       Form of Incentive Stock Option under the Option Plan

  10.4 *       Form of Supplemental Stock Option under the Option Plan

  10.5 *       1993 Employee Stock Purchase Plan

  10.16 *>     Lease agreement between Herman Christensen, Jr. and Raymond P.
               Christensen and the Company dated July 14, 1994

  10.17 *>     Management Incentive Plan

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

               > The Company has requested confidential treatment with respect to portions of this document.


    (b)  Reports on Form 8-K

         On December 27, 1999 the Company filed an 8-K in which the Company announced its intent to sell the assets of the Company to Tut Systems, Inc. and the immediate cessation of business operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OneWorld Systems, Inc.



Date: February 14, 2000                    /S/ Neil Selvin
                                      ------------------------------------------
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: February 14, 2000                   /S/ Marc E. Linden
                                      ------------------------------------------
                                          Senior Vice President Finance and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

EXHIBIT INDEX



  Exhibit
   Number      Description of Document
  ---------    -----------------------------------------------------------------
  3.1(a) +     Amended and Restated Certificate of Incorporation of OneWorld
               Systems, Inc.

  3.1(b) ++    Certificate of Designations, Preferences and Rights of Series A
               Convertible Preferred Stock of OneWorld Systems, Inc., dated
               March 3, 1999

  3.1(c) ++    Certificate of Amendment to Amend and Restate Certificate of
               Incorporation of OneWorld Systems, Inc., dated June 25, 1999

  3.2 *        Form of Bylaws of Global Village Communication, Inc.

  4.1          Reference is made to Exhibits 3.1 and 3.2

  4.9 ++       Warrant to purchase 42,500 Shares of Common Stock granted by the
               Company to Boca Research, inc. dated as of June 18, 1998

  4.10 ++ Unit Purchase Agreement between the Company and other parties named therein, dated as of March 3, 1999

  4.11 ++ Investor Rights Agreement dated as of March 3, 1999 by and among the parties to the Unit Purchase Agreement

  10.1 * Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule

  10.2 +       1991 Stock Option Plan, as amended (the "Option Plan")

  10.3 *       Form of Incentive Stock Option under the Option Plan

  10.4 *       Form of Supplemental Stock Option under the Option Plan

  10.5 *       1993 Employee Stock Purchase Plan

  10.16 *>     Lease agreement between Herman Christensen, Jr. and Raymond P.
               Christensen and the Company dated July 14, 1994

  10.17 *>     Management Incentive Plan

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

               > The Company has requested confidential treatment with respect to portions of this document.